Form 10QSB
period 1994-12-31
FIRST GEORGIA HOLDING INC
filed 1995-01-31
CIK 826491

FORM 10-QSB

                U. S. Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended  December 31, 1994


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE ACT OF 1943

          For the transition period from ___________to___________



               Commission file number            0-16657

                   FIRST GEORGIA HOLDING, INC.


   Georgia                                       58-1781773
(State or other jurisdiction                   (I.R.S. Employer
or incorporation or organization)               Identification
                                                Number)

                       1703 Gloucester Street
                      Brunswick, Georgia 31521

                        (912) 267-7283
                  (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                         Yes       X      No

Number of shares of Common Stock outstanding as of December 31, 1994.


                    1,326,641

PART I
                     FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

                                                       Page

Consolidated Balance Sheets as of
 December 31, 1994 and September 30, 1994                3


Consolidated Income Statements for the
 Three Months Ended December 31, 1994 & 1993             4



Consolidated Cash Flow Statements for
 the Three Months ended December 31, 1994 & 1993         5


Notes to Consolidated Financial Statements               6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                     7



           PART II
        OTHER INFORMATION


Item 5:        Other Information                        12

                   FIRST GEORGIA HOLDING COMPANY
                    CONSOLIDATED BALANCE SHEETS
                                             12/31/94     09/30/94
                                          ------------ ------------
Assets:
Cash                                 $       3,465,081    3,321,182
Interest bearing deposits in other
  banks                                        564,603      716,884
Investment securities to be held to
  maturity                                   7,431,651    7,510,798
Loans receivable, net                      115,302,515  113,578,674
Real estate acquired in settlement of
 loans                                         310,281      240,281
Federal Home Loan Bank stock, at cost        1,575,700    1,575,700
Premises and equipment, net                  3,713,915    3,795,769
Accrued interest receivable                    852,900      751,217
Intangible assets, net                       1,644,884    1,680,710
Other assets                                   696,847      698,815
                                           ------------ -----------
                                     $     135,558,377  133,870,030
                                           ============ ===========

Liabilities and Stockholders' Equity

Liabilities:
Deposits                             $     105,572,040  103,407,455
Federal Home Loan Bank advances             16,948,000   16,748,000
Advance payments by borrowers for
 property taxes and insurance                   64,711       82,001
Other borrowed money                           240,000    1,240,000
Accrued expenses and other liabilities       2,562,472    2,465,078
                                           -----------  -----------
                                           125,387,223  123,942,534
                                           -----------  -----------
Stockholders' Equity
Common stock, $1.00 par value.
 Authorized 15,000,000 shares; issued
 and outstanding 1,326,641 shares            1,326,641    1,326,641
Additional paid-in capital                   5,786,164    5,786,164
Retained earnings                            3,058,349    2,814,691
                                           -----------  -----------
                                            10,171,154    9,927,496
                                           -----------  -----------

                                     $     135,558,377  133,870,030
                                           ===========  ===========

See accompanying notes to consolidated financial statement

                        FIRST GEORGIA HOLDING COMPANY
                        CONSOLIDATED INCOME STATEMENTS

                                Three Months Ended
                                   12/31/94     12/31/93
                                 ------------ ----------
Interest Income:
    Loans                         $2,589,421    2,459,710
    Mortgage-backed securities         9,298       10,838
    Investment securities            100,602       73,159
    Other                             15,377       25,466
                                   ---------    ---------
      Total interest income        2,714,698    2,569,173
                                   ---------    ---------

Interest Expense:
   Deposits                        1,160,618    1,146,413
   Advances and other
    borrowings                       277,318      267,974
                                   ---------    ---------
      Total interest expense       1,437,936    1,414,387
                                   ---------    ---------
      Net interest income          1,276,762    1,154,786

Provision for Loan Losses                  0       39,000
                                   ---------    ---------
  Net interest income after
   Provision for loan losses       1,276,762    1,115,786
                                   ---------    ---------
Other Income:
   Loan fees                          85,857       85,511
   Deposit service charges           158,570      156,447
   (Loss) gain on sale of
    foreclosed property                (994)          218
   Other operating income             19,405       30,905
                                     -------      -------
     Total other income              262,838      273,081
                                     -------      -------
Other Expenses:
    Salaries and employee benefi     465,416      485,056
    Net occupancy expense            235,323      219,630
    Data processing                    3,974        3,720
    Amortization of intangibles       35,826       35,826
    Other operating expenses         278,520      311,040
                                   ---------    ---------
      Total other expenses         1,019,059    1,055,272
                                   ---------    ---------
      Income before income taxes     520,541      333,595

Income taxes                         197,785      127,050
                                   ---------    ---------
    Net Income                     $ 322,756      206,545
                                   =========    =========

Income per share of common stock   $   0.23          0.16
                                   ========     =========
Weighted average number of
shares outstanding                1,326,641     1,319,151


See accompanying notes to consolidated financial statement

                           FIRST GEORGIA HOLDING COMPANY
                         CONSOLIDATED CASH FLOW STATEMENTS
                                THREE MONTHS ENDED DECEMBER
                                      1994         1993
                                 ------------  -----------
OPERATING ACTIVITIES:
  Net income                      $  322,756      206,545
Adjustments to reconcile net
 income to net cash provided
 by operations:
Provision for loan losses                  0       39,000
Depreciation and amortization      1,795,005      170,112
Increase (Decrease) in income
 taxes payable                       185,274     (291,388)
Increase in interest receivable      101,683      (49,717)
Increase in interest payable          16,136     (123,933)
Increase (decrease) in other
 assets                               (1,968)    (156,510)
Increase in accrued expenses and
 other liabilities                   (87,880)      199,628
Gain)/loss on sale of assets            (994)          218
                                   ----------   ----------
Net Cash Provided by Operating
 Activities                         2,330,012       (6,045)
                                   ----------   -----------

INVESTING ACTIVITIES:
Purchase of investment securities           0      200,000
Principal collected on loan
 securities                            42,231      143,673
Loans originated                   17,220,000  (11,424,771)
Purchase of premises and
 equipment                             10,306       18,622
Proceeds from sale of real estate           0      390,103
Purchase of FHLB stock                      0       19,000
Proceeds from sale of MBS's                 0            0
Proceeds from maturity of
 investments                                0            0
                                  -----------  ------------
Net Cash Used By Investing
 Activities                        17,272,537  (10,653,373)
                                  -----------  ------------
FINANCING ACTIVITIES:

  Net change in deposit accounts   2,164,585    1,045,841
  Proceeds from FHLB advances      3,500,000      500,000
  Repayment of FHLB advances       2,000,000            0
  Net change in borrowings          (800,000)           0
  Cash Dividends paid                 79,598            0
  Change in escrow                    (8,290)     (29,237)
                                   ----------   ----------
  New Cash Provided by Financing
   Activities                      6,935,893    1,516,604
                                   ----------   ----------
Increase In Cash And Cash
 Equivalents                         143,899    1,538,753
Cash and Cash equivalents at
 beginning of year                 3,321,182      893,649
                                   ---------    ---------
Cash and cash equivalents at
 end of year                      $3,465,081    2,432,402
                                  ==========    =========

See accompanying notes to consolidated financial statement

              FIRST GEORGIA HOLDING, INC

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of December 31, 1994 and September 30, 1994. Also included are the results of its operations for the three months ended December 31, 1994 and 1993 and changes in financial position for the six months ended December 31, 1994 and 1993. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual
Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30, 1994.

(2)  EARNINGS PER SHARE

     Earnings per common share were computed using the weighted average number of shares outstanding during the period as shown on the face of the Consolidated Income Statements.

                       FIRST GEORGIA HOLDING, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 7.37% and 7.34% at December 31, 1994 and September 30, 1994, respectively.

     The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal, interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans (REO) could alter this condition. However, the Bank has sufficient borrowing capacity through Federal Home Loan Bank
(FHLB) advances and other short-term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for 1995.

CAPITAL RESOURCES

     The following is a reconciliation at December 31 of the Bank's equity capital under generally accepted accounting principles to regulatory capital.

     First Georgia Bank
       Stockholder's Equity             10,171,000

     Less:
       Intangible Assets                 1,645,000
                                        ------------
          Tangible Capital               8,526,000

     Plus:
       Qualifying intangible assets      1,645,000
                                       --------------
      Core Capital                      10,171,000

     Plus:
       Supplemental Capital                903,000
                                        --------------
       Risk-based Capital                11,074,000
                                        ================

     Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 1994 the Bank met all three capital requirements.

     The Bank's regulatory capital and the required minimum amounts, at December 31, 1994, are summarized as follows:



                                         Required
                       Bank Capital     Minimum Amount

                       %        $        %        $
                   -------- ---------- ------- ---------
Tangible Capital:    6.52%   8,752,000  1.50%  2,013,000
Core Capital:        7.65%  10,397,000  3.00%  5,433,000
Risk-based Capital: 10.08%  11,300,000  8.00%  8,964,000



                  Excess over Required Minimum Amount

                                     %           $
                                 --------  ------------
           Tangible Capital:       5.02%     6,739,000
           Core Capital:           3.65%     4,964,000
           Risk-based Capital:     2.08%     2,336,000


The Federal Deposit Insurance Corporation Improvement Act (FDICIA) required the Federal banking agencies to take "prompt corrective action" in respect to institutions that do not meet minimum capital requirements. Along with the ratios described above, FDICIA also introduced an additional capital measurement, the Tier 1 risk-based capital ratio. The Tier 1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The regulators summarize their minimum requirements for the five capital tiers established by the FDICIA as follows:

                       Total           Tier 1
                     Risk-based      Risk-based     Leverage
                   Capital Ratio   Capital Ratio     Ratio
                  ---------------  --------------  ----------
Well capitalized   10% or above     6% or above    5% or above
Adequately
  capitalized      8% or above      4% or above    4% or above
Undercapitalized   Less than 8%     Less than 4%   Less than 8%
Significantly
 undercapitalized  Less than 8%     Less than 4%   Less than 3%
Critically
 undercapitalized  ------------     ------------   2% or less


     An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

     At December 31, 1994, the Bank's Tier 1 risk-based capital ratio was 9.08%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

     The Bank's capital position changed during the quarter ended
December 31, 1994. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.




                          RESULTS OF OPERATIONS

INTEREST INCOME

     Interest income on loans increased $129,711 or 5.27% for the quarter ended December 31, 1994, compared for the same quarter ended December 31, 1993. The average rate on loans increased from 8.58% as of December 31, 1993 to 8.84% as of December 31, 1994. The increase in interest income is attributable in part to the increase in the average rate on loans and a higher average loan balance as of December 31, 1994. Competition for loans remains strong while loan demand remains steady despite rising interest rates. However, the Bank continues to be selective in the loans that it makes. Total interest income increased $145,525, a 5.66% jump from the same quarter in the previous year.

INTEREST EXPENSE

     Interest on deposits increased $23,549 or 1.66% for the quarter ended December 31, 1994 as compared with December 31, 1993. The main reason for this small increase is the increased cost in acquiring funds.

NET INTEREST INCOME

     Net Interest income increased $121,976 or 10.56% for the quarter ended December 31, 1994. This increase again is the result of higher loan balances and an upward trend in interest rates. The increase was offset somewhat by an increase in deposit rates attributable to the higher cost of borrowing funds.

PROVISION FOR LOAN LOSSES

     Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. Management believes its allowance for loan losses is sufficient at December 31, 1994 to provide for future losses. The provision for loan losses expense dropped $39,000 for the quarter. Net Interest Income after Provision for Loan Losses for the quarter ended December 31, 1994 increased $160,976, or 14.43% as compared to the same three month period in 1993.

OTHER INCOME

     Other Income for the quarter dropped $10,243, a 3.75% difference from the same quarter the previous year. This decrease was the in other operating income and is the result of lower income in several small areas.

OTHER EXPENSES

     Management's attention to expense control shows continued improvement. Other expenses decreased $36,213 (3.43%) for the quarter. Net income for the quarter ended December 31,1994 increased $116,211 or 55.67% over quarter ended December 31, 1993.

                           FINANCIAL CONDITION

ASSETS

     Loans increased $1,723,841 or 2% for the three month period from September 30, 1994 to December 31, 1994. Even with rising rates loans showed strong growth. Interest bearing deposits in other banks increased 143,899 or 4% due to an increase in deposits.

LIABILITIES

     Deposits increased in the three month period $2,164,585 or 2%. Federal Home Loan Bank advances increased by $200,000, or 1%; however, the Bank was able to repay a security sold under agreement to repurchase, decreasing Other Borrowings by $1,000,000 (81%). This repayment aided in keeping interest expense to a minimum. Although deposit rates rose moderately in the last three months, the rise has not been very significant.

                                    PART II


ITEM 5.        Other Information

     The Company declared a $0.06 per share dividend on all shares outstanding as of December 1, 1994. The dividend was paid on December 15, 1994.

                     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: JANUARY 18, 1995               BY: G. FRED COOLIDGE III
                                         G. Fred Coolidge III
                                          Senior Vice President
                                          Chief Financial Officer