Form 10QSB
period 1995-03-31
FIRST GEORGIA HOLDING INC
filed 1995-05-10
CIK 826491

FORM 10-QSB

                                   U. S. Securities and Exchange Commission
                                           Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
	EXCHANGE ACT  OF 1934.

               For the quarterly period ended  March 31, 1995

[  ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
	EXCHANGE ACT OF 1943.

                For the transition period from___________ to _________

                			Commission file number            0-16657

                               FIRST GEORGIA HOLDING, INC.


   GEORGIA                                           58-1781773
(State or other jurisdiction                      (I.R.S. Employer
or incorporation or organization)               Identification Number)

                                  1703 GLOUCESTER STREET
                                 BRUNSWICK GEORGIA 31521
                                     (912) 267-7283
                             (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes       X      No______

Number of shares of Common Stock outstanding as of March 31, 1995.


1,326,641

PART I
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:
                                                               Page

Consolidated Balance Sheets as of
 March 31, 1995 and September 30, 1994                            3

Consolidated Income Statements for the
 Three Months Ended March 31, 1995 & 1994 and
 Six Months Ended March 31, 1995 & 1994                           4

Consolidated Cash Flow Statements for
 the Six Months Ended March 31, 1995 & 1994                       5

Notes to Consolidated Financial Statements                        6

Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                              7


PART II
OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of
           Security Holders                                      11


FIRST GEORGIA HOLDING COMPANY
    CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

                                                        03/31/95      9/30/94
                                                        --------      -------
Assets:
Cash                                                    $  2,675        3,321
Interest bearing deposits in other banks                   3,587          717
Investment securities to be held to maturity               7,193        7,511
Loans receivable, net                                    117,943      113,579
Real estate acquired in settlement of loans                  566          240
Federal Home Loan Bank stock, at cost                      1,576        1,576
Premises and equipment, net                                3,627        3,796
Accrued interest receivable                                  872          751
Intangible assets, net                                     1,609        1,681
Other assets                                                 924          699
                                                        --------      -------
                                                        $140,571      133,870
                                                         =======      =======

Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                           $111,532      103,407
     Federal Home Loan Bank advances                      16,448       16,748
     Advance payments by borrowers for property
       taxes and insurance                                    7            82
     Other borrowed money                                    240        1,240
     Accrued expenses and other liabilities                1,793        2,465
                                                        --------      -------
                                                         130,084      123,943
Stockholders' Equity
  Common stock, $1.00 par value.
  Authorized 15,000,000 shares; issued
  and outstanding 1,326,641 shares                         1,327        1,327
  Additional paid-in capital                               5,786        5,786
  Retained earnings                                        3,374        2,815
                                                         -------      -------
                                                          10,487        9,927
                                                         -------      -------
                                                        $140,571      133,870
                                                        ========      =======

See accompanying notes to consolidated financial statements.

   FIRST GEORGIA HOLDING COMPANY
   CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

                                   Three Months Ended      Six Months Ended
                           03/31/95       03/31/94    03/31/95       03/31/94
                       -------------  -------------  -------------  ---------
Interest Income:
Loans                        $2,745          2,352       5,334          4,812
Mortgage-backed securities       10             10          19             20
Investment Securities           108             76         208            150
Other                            31             40          47             65
                             ------          -----       -----          -----
 Total interest income        2,894          2,478       5,608          5,047
                             ------          -----       -----          -----
Interest Expense:
Deposits                      1,265          1,125       2,426          2,271
Advances and other
 borrowings                     282            266         560            534
                             ------          -----       -----          -----
 Total interest expense       1,548          1,391       2,986          2,806
                             ------          -----       -----          -----

  Net interest income         1,346          1,086       2,623          2,241
  Provision for
   Loan Losses                   61              0          61             39
                              -----          -----       -----          -----
Net interest income after
provision  for loan losses    1,285          1,086       2,562          2,202
                             ------          -----       -----          -----
Other Income:
Loan fees                       108            121         194            207
Deposit service charges         151            142         309            299
(Loss) gain on sale of
 foreclosed property             (3)           (21)         (4)           (21)
Other operating income           22             38          42             69
                             ------          -----       -----          -----
 Total other income             278            280         542            553
                             ------          -----       -----          -----
Other Expenses:
Salaries and employee
 benefits                       469            496         934            982
Net occupancy expense           234            229         470            448
Data processing                   6              5          10              9
Amortization of intangibles      36             36          72             72
Other operating expenses        303            319         582            630
                             ------          -----       -----          -----
 Total other expenses         1,048          1,085       2,067          2,141
                             ------          -----       -----          -----
 Income before income
   taxes                        515            281       1,036            615

 Income taxes                   199            110         397            237
                             ------          -----       -----          -----
    Net Income               $  316            172         639            378
                             ======          =====       =====          =====

Income per share of
   common stock              $ 0.24           0.13        0.48           0.29
                             ======         ======       =====          =====
Weighted average number
of shares outstanding         1,327          1,319       1,327          1,319

See accompanying notes to consolidated financial statements.

                            FIRST GEORGIA HOLDING COMPANY
                          CONSOLIDATED CASH FLOW STATEMENTS

(Amounts in Thousands)

                                                   SIX MONTHS ENDED MARCH 31,
                                                           1995         1994
                                                 ---------------  -----------
OPERATING ACTIVITIES:
Net income                                       $          639          388
Adjustments to reconcile net income
 to net cash provided by operations:
 Provision for loan losses                                   61           39
 Depreciation and amortization                              257          299
 Increase (Decrease) in income taxes payable                 91         (466)
 Increase in interest receivable                            140          (26)
 Increase in interest payable                                68         (136)
 Increase (decrease) in other assets                        225          149
 Increase in accrued expenses and other liab.              (740)         566
 (Gain)/loss on sale of assets                               (4)         (21)
                                                         ------        -----

 Net Cash Provided By Operating Activities                  737          793
                                                         ------        -----

INVESTING ACTIVITIES:
 Purchase of investment securities                          814          200
 Principal collected on loan securities                     102           70
 Loans originated                                        39,330       16,884
 Purchase of premises and equipment                          16           39
 Proceeds from sale of real estate                          142          136
 Purchase of FHLB stock                                       0           39
 Proceeds from sale of MBS's                                  0            0
 Proceeds from maturity of investments                    1,000            0
                                                         ------       ------
 Net Cash Used By Investing Activities                   41,403       17,367
                                                         ------       ------
FINANCING ACTIVITIES:

 Net change in deposit accounts                           8,125          719
 Proceeds from FHLB advances                              3,500          500
 Repayment of FHLB advances                               2,500            0
 Net change in borrowings                                (1,300)           0
 Cash Dividends paid                                          0           62
 Change in escrow                                           (11)         (38)
                                                         -------      ------
 New Cash Provided by Financing Activities               12,893        1,243
                                                         ------       ------

Increase In Cash And Cash Equivalents                      (646)       1,069
Cash and Cash equivalents at beginning of year            3,321          894
                                                         ------       ------
Cash and cash equivalents at end of              $        2,675        1,962
                                                         ======       ======

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of March 31, 1995 and September 30, 1994. Also included are the results of its operations for the three months ended March 31, 1995 and 1994 and changes in financial position for the six months ended March 31, 1995 and 1994. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

FIRST GEORGIA HOLDING, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

	First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities.  As a member of the Federal
Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings.  The Bank's liquidity level was
10.47% and 7.34% at March 31, 1995 and September 30, 1994, respectively.

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

First Georgia Bank
 Stockholder's Equity                             10,723,000

Less:
 Intangible Assets                                 1,609,000
                                                  ----------
  Tangible Capital                                 9,114,000

Plus:
 Qualifying intangible assets                      1,609,000
                                                  ----------
  Core Capital                                    10,723,000

Plus:
 Supplemental Capital                                931,000
                                                  ----------
  Risk-based Capital                              11,654,000

	Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%.  The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution.  At March 31, 1995 the Bank met all three capital requirements.

	The Bank's regulatory capital and the required minimum amounts, at March 31,
1995 are summarized as follows:



                                                        Required
                          Bank Capital               Minimum Amount
                         %            $              %            $
                      ------     ----------       ------     ----------
Tangible Capital:      6.56%      9,114,000        1.50%      2,109,000

 Core Capital:         7.63%     10,723,000        3.00%      4,217,000

  Risk-based:         11.76%     11,654,000        8.00%      7,925,000



                       Excess Over Required Minimum Amount
                                 %          $
                              ------    ---------
Tangible Capital:              5.06%    7,005,000
Core Capital:                  4.63%    6,506,000
Risk-based:                    3.76%    3,729,000


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



                           Tier 1 Risk-based      Risk-Based       Leverage
                             Capital Ratio      Capital Ratio       Ratio
                           -----------------    -------------      --------
Well capitalized             10% or above        6% or above     5% or above

Adequately capitalized        8% or above        4% or above     4% or above

Undercapitalized             Less than 8%       Less than 4%    Less than 3%

Significantly
undercapitalized             Less than 8%       Less than 4%    Less than 3%

Critically
undercapitalized             -----------        -----------     2% or less



	An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

	At March 31, 1995, the Bank's Tier 1 risk-based capital ratio was 10.82%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

	The Bank's capital position changed during the quarter ended March, 31 1995.
Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter.  The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

	Interest income on loans increased $392,510 or 16.68% for the quarter ended
March 31, 1995, compared for the same quarter ended March 31, 1994.  The six month period ended March 31, 1995 showed an increase of $522,221, or 10.85%
over the same period in 1994.  This increase is largely due to a substantial increase in the rate of interest earned on loans.  The average rate on loans increased from 8.58% as of March 31, 1994 to 10.05%  as of March 31, 1995.
An increase in average loan volume of $5,448,288, or 4.86% as of March 31, 1995 also was a significant factor.  Competition for loans remains strong while loan demand remains steady despite rising interest rates.  However, the Bank continues to be selective in the loans that it makes.  Total interest income increased 16.97%, or $416,065 for the quarter and $561,590 or 11.13% for the six month ended March 31, 1995 over the same period in 1994.

INTEREST EXPENSE

	Interest on deposits increased $140,487 or 12.49% for the three month period and $154,692 or 6.811% for the six month period ended March 31, 1995 as compared with the same periods ending March 31, 1994.  The main reason for this increase is the growth in average deposits of $4,011,346 from March 31, 1994 to
March 31, 1995.  An increase in the cost of acquiring funds also contributed to this increase.  Total interest expense increased $156,601, or 11.26% for the quarter ended March 31, 1995 over the quarter ended March 31, 1994 and $180,150 or 6.42% for the six month periods.

NET INTEREST INCOME

	Net Interest income increased $259,464 or 23.88% for the quarter and $381,440 or 17.02% for the six month period ended March 31, 1995 over March 31, 1994.
This increase again is the result of higher loan balances and an upward trend in interest rates.  The increase was offset somewhat by an increase in average deposits and deposit rates rising because of the higher cost of borrowing funds.

PROVISION FOR LOAN LOSSES

	Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses.  The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay.  Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered.
Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. The provision for loan losses expense increased
$60,572 for the quarter ended March 31, 1995 and $21,572 for the six months ended March 31, 1995, as compared with the corresponding periods ending
March 31, 1994.  Net Interest Income after Provision for Loan Losses for the quarter ended March 31, 1995 increased $198,892, or 18.31% over the quarter
ended March 31, 1994.   For the six month period, net interest income after
provision for loan losses increased 16.34%, or $359,868 over the same period ended March 31, 1994.

OTHER INCOME

	Other Income for the quarter dropped $1,882, a 0.67% difference from the same quarter the previous year, and dropped $11,625 or 2.10% for the respective six month periods.  This decrease was in other operating income and is the result of lower income in several small areas.

OTHER EXPENSES
	Management's attention to expense control contributed to a $37,280, or 3.33%
drop in other expenses for the quarter and a $73,493 (3.43%) drop for the six
month period ending March 31, 1995 as compared to March 31, 1994.   Net income
for the quarter ended March 31,1995 increased $144,399 or 84.16% over quarter ended March 31, 1994.  The six month period ending March 31, 1995 showed a
$261,110, or 69.01% increase over the six month period ending March 31, 1994.


                                   FINANCIAL CONDITION

ASSETS

	Loan volume increased $4,363,958 or 3.84% for the six month period from September 30, 1994 to March 31, 1995. Even with rising rates and strong competition in a tight loan market, loans showed strong growth. Interest bearing deposits in other banks increased 2,869,918 or four times the balance on September 30, 1994. This substantial increase is due to both an increase in deposits and $1,000,000 security which matured during the quarter.

LIABILITIES

	Deposits increased in the six month period $8,124,856 or 7.86%. The Bank was able to repay  some Federal Home Loan Bank advances, resulting in a $300,000
(1.70%) decrease.  The decrease in the advances helped to offset the increased cost of funds. Although deposit rates rose moderately in the last six months, the rise has not been very significant.

                                    PART II


ITEM 4.		Submission of Matters to a Vote of Security Holders

 The Shareholders Annual Meeting of First Georgia Holding Company held on January 23, 1995 was conducted with the following votes:

I.  The election of KPMG Peat Marwick LLP as independent auditors.

    For          1,056,098
    Against          2,250
    Abstain          4,500
                 ---------
                 1,062,848

II. The uncontested re-election of James D. Moore and D. Lamont Shell to the Board of Directors. Directors are voted on as a group, not separately. Authority to vote for an individual candidate may be withheld by striking a line through the individual's name on the proxy card.

   For                     1,049,558
   Withhold Authority         13,290
                           ---------
                           1,062,848

                                         SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATE:  04/30/95                           BY:  G. FRED COOLIDGE III
                                                     --------------------
                                                     Senior Vice President
                                                     Chief Financial Officer