Form 10QSB
period 1995-06-30
FIRST GEORGIA HOLDING INC
filed 1995-07-31
CIK 826491

FORM 10-QSB

                                 U. S. Securities and Exchange Commission
                                       Washington, D.C. 20549

(Mark One)
         [X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE  SECURITIES EXCHANGE ACT  OF 1934.

           For the quarterly period ended June 30, 1995

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

                      (912) 267-7283
                   (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes X   No
                  ----   -----

Number of shares of Common Stock outstanding as of June 30, 1995.


                      1,326,641

PART I
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia
Holding, Inc. filed as a part of this report are as follows:


                                             PAGE
Consolidated Balance Sheets as of
June 30, 1995 and September 30, 1994           3


Consolidated Income Statements for the
 Three Months Ended June 30, 1995 & 1994 and
 Nine Months Ended June 30, 1995 & 1994        4


Consolidated Cash Flow Statements for
 the Nine Months ended June 30, 1995 & 1994    5


Notes to Consolidated Financial Statements     6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations           7



PART II
OTHER INFORMATION


Item 4:  Submission of Matters to a
          Vote of Security Holders           11

                   FIRST GEORGIA HOLDING COMPANY
                    CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands)

                                                 06/30/95       9/30/94
                                                ---------      --------
Assets:
Cash                                          $     1,828         3,321
Interest bearing deposits in other banks            7,181           717
Investment securities to be held to maturity        8,787         7,511
Loans receivable, net                             116,100       113,579
Real estate acquired in settlement of loans           782           240
Federal Home Loan Bank stock, at cost               1,576         1,576
Premises and equipment, net                         3,728         3,796
Accrued interest receivable                           806           751
Intangible assets, net                              1,573         1,681
Other assets                                        1,085           699
                                                  -------       -------
                                              $   143,446       133,870
                                                  =======       =======
Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                 $   115,348       103,407
     Federal Home Loan Bank advances               14,448        16,748
     Advance payments by borrowers for property         0             0
       taxes and insurance                             87            82
     Other borrowed money                             192         1,240
     Accrued expenses and other liabilities         2,590         2,465
                                                  -------       -------
                                                  132,665       123,943
Stockholders' Equity                              -------       -------
     Common stock, $1.00 par value.
      Authorized 15,000,000 shares; issued and
      and outstanding 1,326,641 shares              1,327         1,327
     Additional paid-in capital                     5,786         5,786
     Retained earnings                              3,668         2,815
                                                   ------        ------
                                                   10,781         9,927
                                                  -------       -------
                                              $   143,446       133,870
                                                  =======       =======

See accompanying notes to consolidated financial statements.

        FIRST GEORGIA HOLDING COMPANY
        CONSOLIDATED INCOME STATEMENTS

(Amounts in Thousands, except per share data)
                                Three Months Ended          Nine Months Ended
                               06/30/95      06/30/94     06/30/95    06/30/94
                               --------      --------     --------    --------
Interest Income:
 Loans                       $     2,735         2,413       8,069       7,224
 Mortgage-backed securities            9             8          28          29
 Investment securities               117            75         325         222
 Other                                97            46         144         114
                                   -----         -----       -----       -----
   Total interest income           2,958         2,542       8,566       7,589
                                   -----         -----       -----       -----
Interest Expense:
 Deposits                          1,410         1,119       3,836       3,391
 Advances and other borrowings       265           265         825         800
                                   -----         -----       ------      -----
  Total interest expense           1,675         1,385       4,661       4,190
                                   -----         -----       -----       -----
  Net interest income              1,282         1,158       3,905       3,399

Provision for Loan Losses             16             0          76          39
                                   -----         -----       -----       -----
 Net interest income after
  provision for loan losses        1,267         1,158       3,829       3,360
                                   -----         -----       -----       -----
Other Income:
 Loan fees                           107            86         301         293
 Deposit service charges             144           180         453         499
 (Loss) gain on sale of
    foreclosed property                1           (18)         (3)        (39)
 Other operating income               31            35          73          83
                                   -----          -----      -----       -----
  Total other income                 282           283         824         836
                                   -----          -----      -----       -----
Other Expenses:
 Salaries and employee benefits      481           496       1,415       1,478
 Net occupancy expense               223           223         693         672
 Data processing                       4             4          14          13
 Amortization of intangibles          36            36         107         107
 Other operating expenses            332           291         913         922
                                   -----         -----       -----       -----
  Total other expenses             1,075         1,050       3,143       3,191
                                   -----         -----       -----       -----
Income before income taxes           473           390       1,510       1,005

Income taxes                         179           150         577         387
                                   -----         -----       -----       -----
 Net Income                  $       294           240         933         618
                                   =====         =====       =====       =====

Income per share of
 common stock                $      0.21          0.18        0.68        0.47
                                   =====         =====       =====       =====
Weighted average number of
  shares outstanding               1,327         1,324       1,326       1,319

See accompanying notes to consolidated financial statements

        FIRST GEORGIA HOLDING COMPANY
      CONSOLIDATED CASH FLOW STATEMENTS

(Amounts in Thousands)
                                               NINE MONTHS ENDED JUNE 30,
                                                  1995          1994
                                               ------------- ------------
OPERATING ACTIVITIES:
  Net income                                  $       933           618
  Adjustments to reconcile net income                   0             0
    to net cash provided by operations:                 0             0
    Provision for loan losses                          76            39
    Depreciation and amortization                     386           415
    Increase (Decrease) in income taxes
      payable                                         136          (438)
    Increase in interest receivable                    74           (81)
    Increase in interest payable                      159          (128)
    Increase (decrease) in other assets               386           245
    Increase in accrued expenses
      and other liab                                   56         1,276
    (Gain)/loss on sale of assets                      (3)          (39)
                                                    -----         -----
    Net Cash Provided By Operating Activities       2,203         1,907
                                                    -----         -----
INVESTING ACTIVITIES:
  Purchase of investment securities                 2,544             0
  Principal collected on loan securities              226           177
  Loans originated                                 59,506        34,209
  Purchase of premises and equipment                   56            36
  Proceeds from sale of real estate                   185           203
  Purchase of FHLB stock                                0            39
  Proceeds from sale of MBS's                           0             0
  Proceeds from maturity of investments                 0             0
                                                   ------        ------
    Net Cash Used By Investing Activities          62,516        34,664
                                                   ------        ------
FINANCING ACTIVITIES:

  Net change in deposit accounts                   11,941           171
  Proceeds from FHLB advances                       3,500             0
  Repayment of FHLB advances                        4,500           500
  Net change in borrowings                         (3,348)          (60)
  Cash Dividends paid                                   0             0
  Change in escrow                                    705           (35)
                                                   ------         ------
    New Cash Provided by Financing Activities      17,298           576
                                                   ------         ------

Increase In Cash And Cash Equivalents              (1,493)          190
Cash and Cash equivalents at beginning
   of year                                          3,321           894
                                                   ------         -----
Cash and cash equivalents at end of quarter   $     1,828         1,083
                                                   ======         =====

See accompanying notes to consolidated financial statements

                         FIRST GEORGIA HOLDING, INC

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 1995 and September 30, 1994. Also included are the results of its operations for the three months ended June 30, 1995 and 1994 and changes in financial position for the nine months ended June 30, 1995 and 1994. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                      FIRST GEORGIA HOLDING, INC.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

	First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home
Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 15.20% and 7.34% at June 30, 1995 and September 30,
1994, respectively.

	The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal, interest payments received, new deposits, and
excess liquid assets.   Significant loan demand, deposit
withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans (REO) could alter this
condition.    Management does not foresee any liquidity
problems for 1995.

CAPITAL RESPURCES

	The following is a reconciliation at December 31 of the Bank's equity capital under generally accepted accounting principles to regulatory capital.

First Georgia Bank
 Stockholder's Equity                 10,961,000

Less:
 Intangible Assets                     1,573,000
                                      ----------
  Tangible Capital                     9,388,000

Plus:
 Qualifying intangible assets          1,573,000
                                      ----------
  Core Capital                        10,961,000

Plus:
 Supplemental Capital                    928,000
                                      ----------
                                      11,889,000
                                      ==========

	Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At June 30, 1995 the Bank met all three capital requirements.

	The Bank's regulatory capital and the required minimum amounts, at June 30, 1995 are summarized as follows:

                                                     REQUIRED
                        BANK CAPITAL              MINIMUM AMOUNT
                         %         $                %         $
                       -----   ---------          -----   ---------
Tangible Capital:      6.62%   9,388,000          1.50%   2,152,000
 Core Capital:         7.64%  10,961,000          3.00%   4,303,000
  Risk-based:         10.56%  11,889,000          8.00%   9,050,000


                              EXCESS OVER REQUIRED MINIMUM AMOUNT

                                         %           $
                                      ------     ---------
Tangible Capital:                      5.12%     7,236,000
 Core Capital:                         4.64%     6,658,000
  Risk-based:                          2.56%     2,839,000


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



                    Tier 1 Risk-based        Risk-based            Leverage
                      Capital Ratio        Capital Ratio             Ratio
                    ----------------       -------------          ----------
Well capitalized      10% or above         6% or above            5% or above

Adequately
  capitalized          8% or above         4% or above            4% or above

Undercapitalized       Less than 8%        Less than 4%           Less than 3%

Significantly
  undercapitalized     Less than 8%        Less than 4%           Less than 3%

Critically
  undercapitalized     -------------       -------------          2% or less



	An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

	At June 30, 1995, the Bank's Tier 1 risk-based capital ratio was 9.69%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

	The Bank's capital position changed during the quarter ended June 30, 1995. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

	Interest income on loans increased $322,265 or
13.36% for the quarter ended June 30, 1995, compared for
the same quarter ended June 30, 1994.  The nine month
period ended June 30, 1995 showed an increase of $844,486,
or 11.69% over the same period in 1994. This increase is largely due to a substantial increase in loan volume. Average loan volume at June 30, 1995 was $116,905,761 compared to $111,395,836 from a year ago, an increase of $5,509,925 (4.95%). The average rate on loans increased from 8.68% last
year to 9.38% at June 30, 1995.   Competition for loans
remains strong as  loan demand decreased somewhat.
However, the Bank continues to be selective in the loans that it makes. Management expects loan demand to rebound because of lower interest rates.
	Other interest income increased $51,127 or 111.12% for the quarter and $29, 539 or 25.85% for the nine month period ended June 30, 1995 as compared to the same time last year. An increase in cash held by the bank in interest-bearing accounts is the reason for this substantial increase. Total interest income increased 16.33%, or $415,181 for the quarter and $976,770 or 12.87% for the six month ended
June 30, 1995 over the same period in 1994.

INTEREST EXPENSE

	Interest on deposits increased $290,582 or 25.96% for the three month period and $445,275 or 13.13% for the nine month period ended June 30, 1995 as compared with the same periods ending June 30, 1994. The main reason for this increase is the growth in average deposits of $8,441,719 from June 30, 1994 to June 30, 1995. An increase in the cost of acquiring funds also contributed to this increase. Total interest expense increased $290,576, or 20.98% for the quarter ended June 30, 1995 over the quarter ended June
30, 1994 and $470,727 or 11.23% for the nine  month
period.

NET INTEREST INCOME

	Net Interest income increased $124605 or 10.77% for the quarter and $506,043 or 14.889% for the nine month period ended June 30, 1995 over June 30, 1994. This increase again is the result of higher loan balances. The increase was offset somewhat by an increase in average deposits and deposit rates.

PROVISION FOR LOAN LOSSES

	Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. The provision for loan losses expense increased $15,612 for the quarter ended June 30, 1995 and $37,184 for the nine months ended June 30, 1995, as compared with
the corresponding periods ending June 30, 1994.  Net
Interest Income after Provision for Loan Losses for the
quarter ended June 30, 1995 increased $108,993, or 9.42%
over the quarter ended June 30, 1994.   For the nine month
period, net interest income after provision for loan losses increased 13.96%, or $468,859 over the same period ended
June 30, 1994.

OTHER INCOME

	Other Income for the quarter dropped $344, a 0.12% difference from the same quarter the previous year, and dropped $11,969 or 1.43% for the respective nine month periods. Deposit services charges decreased $36,218
(20.15%) for the quarter ended June 30, 1995 and $46,213 (9.26%) for the nine months ended June 30, 1995 over the same periods in 1994. This substantial decrease was off set by an increase in Loan fees. Loan Fees increased $20,864, or 24.18% for the quarter and $8,245 or 2.81% for the year to date.
	Gains on the sale of foreclosed real estate increased $18,964, or 104.39% for the quarter ended June 30, 1995 and $35,603 or 91.41% for the nine month period ended
June 30, 1995 as compared to the respective periods in 1994. This increase is attributable to higher quality loans and increased efforts to sell off foreclosed property and put the proceeds back into income producing instruments.

OTHER EXPENSE

	Other expenses increased $24,960 (2.38%) for the quarter ended June 30, 1995 as compared to June 30, 1994.
This increase is the result of increases in other operating expenses in several small areas. For the nine month period ending June 30, 1995, however, other expenses dropped
$48,534, or 1.52% from June 30, 1994.  Management's
continued focus on expense control continues to show improved results. Net income for the quarter ended June
30,1995 increased $54,280 or 22.64% over quarter ended
June 30, 1994.  The nine month period ending June 30,
1995 showed a $315,389, or 51.05% increase over the nine month period ending June 30, 1994.


FINANCIAL CONDITION

ASSETS

	Loan volume increased $2,521,703 or 2.22% for the nine month period from September 30, 1994 to June 30, 1995. Even with strong competition in a tight loan market, loans showed strong growth. Interest bearing deposits in other banks increased $6,463,826 or nine times the balance on September 30, 1994. The Bank has used some excess cash to buy investment securities, resulting in a $1,276,489 (17%) growth in income-producing instruments.

LIABILITIES

	Deposits increased in the nine month period
$11,940,737 or 11.55%. The Bank was able to repay
$1,000,000 in Federal Home Loan Bank advances this quarter, decreasing the borrowings by $2,300,000 for the nine month period ending June 30, 1995. The Company also paid $48,000 on the principle of an outstanding line of credit. These paydowns of borrowings help offset the increase in interest expense due to increased deposits.

PART II


ITEM 6.		Exhibits and Reports on Form 8-K.

       				No reports were filed on form 8-K.

                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  07/31/95           		   					BY: G. FRED COOLIDGE III
									                               G. Fred Coolidge III
					                                   Senior Vice President
                                        Chief Financial Officer