Form 10KSB
period 1995-09-30
FIRST GEORGIA HOLDING INC
filed 1995-12-29
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Form 10-KSB

(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--------  EXCHANGE ACT OF 1934 	 	 (FEE REQUIRED)
            For the fiscal year ended    September 30, 1995
                                         ------------------
--------  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934     (NO FEE REQUIRED)
            For the transition period  _____________   to _____________

                   Commission file number:     0-16657

                      FIRST GEORGIA HOLDING, INC.
                     (Name of Small Business Issuer)

	Georgia						                                     	58-1781773
(State or other jurisdiction					                (IRS Employer
 of incorporation or organization)				            Identification
                                                  Number)

               1703 Gloucester Street, Brunswick, GA 31521
                (Address of principal executive offices)

Registrant's telephone number, including area code:         	(912) 267-7283
Securities registered pursuant to Section 12(b) of the Act:	      None
Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock, par value $1.00
                 -----------------------------

Check whether the issuer (1) has filed all reports required to be filed by section 12 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 60 days.		Yes  X    No
                       ---      ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal year		$12,895,153
                                                          ----------

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1995:
  778,651 Shares of Common Stock, $1.00 par value -- $6,914,421 based
  -------------------------------------------------------------------
  upon approximate market value of $8.88 per share at December 1, 1995.
  ---------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1995:
    Common Stock, $1.00 par value -- 1,326,641 shares
    -------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held January 22, 1996 are incorporated by reference into Part I and Part III.

Portions of the Company's Annual Report (the "Annual Report") to
Shareholders for the year ended September 30, 1995 are incorporated by reference into Part I, Part II and Part III.

FIRST GEORGIA HOLDING, INC.

                                  FORM 10-KSB

                                     INDEX

Part I								         	                            	      PAGE

	Item 1.	Business .  . . . . . . . . . . . . . . . . . . 	  3
	Item 2.	Description of Properties . . . . . . . . . . .  	34
	Item 3.	Legal Proceedings . . . . . . . . . . . . . . .  	35
	Item 4.	Submission of Matters to a Vote of
       			Security Holders . . . . . . . . . . . . . . .   35

Part II

	Item 5.	Market for Common Equity and Related
      			Stockholder Matters . . . . . . . . . . . . . .  	35
	Item 6.	Management's Discussion and Analysis or Plan
      			of Operation . . . . . .  . . . . . . . . . . .   35
	Item 7.	Financial Statements  . . . . . . . . . . . . .  	35
	Item 8.	Changes in and Disagreements with Accountants
      			on Accounting and Financial Disclosure  . . . .   35

Part III

	Item 9.	Directors, Executive Officers, Promoters and
      			Control Persons;  Compliance with Section 16(a)
         of the Exchange Act  . . . . .. . . . . . . . .   35

	Item 10.	Executive Compensation . . . . . . . . . . . .   36
	Item 11.	Security Ownership of Certain
          Beneficial Owners and Management . . . . . . .   36
	Item 12.	Certain Relationships and Related
          Transactions . . . . . . . . . . . . . . . . .   36

	Item 13.	Exhibits and Reports on Form 8-K . . . . . . .   36

	Signatures  . . . . . . . . . . . . . . . . . . . . . .   37
	Exhibit Index  . . . . . . . . . . . . . . . .  . . . .   39

PART I

Item 1.  DESCRIPTION OF BUSINESS

Business of the Company

	First Georgia Holding, Inc. (the Company), was incorporated as a Georgia corporation on December 16, 1987, for the purpose of acquiring all of the issued and outstanding shares of First Georgia Bank, F.S.B. (formerly known as First Georgia Savings Bank, F.S.B.)(the
Bank) pursuant to a plan of reorganization. The reorganization of the Bank into a holding company structure became effective on April 30, 1988, and the Bank is now a wholly-owned subsidiary of the Company.

	The Company has not engaged in any material operations to date and management of the Company has no immediate plans to engage in any non-banking activities.

	The holding company structure provides the Company with the ability to expand and diversify its financial services beyond those currently offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities, through existing or newly-formed subsidiaries, or through acquisition or merger. Commencement of non-banking operations by subsidiaries, if they are organized, will be contingent upon approval by the Board of Directors of the Company and by regulatory authorities as appropriate. While the Company has no plans, arrangements, agreements or understandings regarding diversification through acquisition or development of other businesses, the Board of Directors believes that the holding company structure offers significant advantages.

	The Company may, in the future, enter into a management agreement for the purpose of rendering certain services to the Bank. No proposal and no terms of such agreement, however, have been considered as yet and it has not been decided that such an agreement will be made. Certain restrictions on the total compensation under management and similar agreements are imposed by federal regulation and, under certain circumstances, regulatory approval may be required.

	Except for the officers of the Bank who presently serve as officers of the Company, the Company does not have any employees.

	The Company's executive office is located at 1703 Gloucester Street, Brunswick, Georgia 31520. At the present time the Company does not have any plans to establish additional offices.

Business of the Bank
---------------------

	The Bank is a federal stock savings bank headquartered in Brunswick, Georgia. It was chartered in 1983 and opened for business on January 31, 1984 with approximately $8.6 million of acquired deposits.

	The Bank's business consists primarily of residential and consumer lending and retail banking. To a lesser extent the Bank engages in commercial real estate lending and construction lending.

	The Bank's retail banking operation consists of attracting deposits and making commercial and consumer loans. It attracts deposits by offering a wide array of banking services, including checking accounts, overdraft protection, various savings programs, IRAs, and access to the AVAIL network of automatic teller machines. Similarly, the Bank offers a full range of commercial loans, including short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans, as well as a full range of consumer loans, including automobile, boat, home improvement and other similar loans.

	Commercial real estate and construction lending includes construction and permanent loans on multi-family apartment buildings, shopping centers, office buildings and other income producing properties located mainly in the Bank's primary market area.

	Effective September 22, 1995, the Bank completed the sale of its Alma branch, which resulted in a net gain of $122,043. On October 31, 1995, the Bank opened a new full service branch in north Glynn County to better service that area of the market.

	The principal executive offices of the Bank are located at 1703 Gloucester Street, Brunswick, Georgia 31520 and the telephone number at that address is (912) 267-7283.


Summary of Financial Results
----------------------------

	First Georgia Holding, Inc. reported Net Income of $1,277,088 in 1995, an increase of $214,911, or 20.23%. This increase in Net Income came as a result of several factors. First, the Net Interest Income after Provision for Loan Losses increased a total of $374,382. Other Income also increased slightly by a total of $70,797. Other expenses decreased slightly by a total of $17,208. All these factors had a strong positive effect on the Company's Net Income.


Return on Average Equity and Assets
-----------------------------------

	Return on Average Assets for the year was 0.95%, up 20% from last year, which was .79%. Return on Average Equity for the year was 11.88% compared to 11.04% for the year ended September 30, 1994. These increases were again due to the substantial increase in net income for the Company.

                    SELECTED STATISTICAL INFORMATION

     The following tables set forth certain selected statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.

		                                                  Year Ended
                                              		   September 30,
                                               ----------------------
		                                              1995	        	1994
				                                           ----------------------
Return on Average Assets		                      0.95%       		0.79%

Return on  Average Equity                    		11.88%		      11.04%

Average Equity to Average Assets              		8.01%       		7.41%

Dividend Payout Ratio	                         	6.38%       		8.97%



                                  AVERAGE BALANCE SHEETS

                                                        		Year Ended
                                                       		September 30,
                                                --------------------------------
		                                                 1995	              	1994
                                                --------------------------------

Cash                                           	$  	2,627,902	        	3,200,073
Interest-bearing deposits in other banks		          3,421,075	        	3,518,187
Investment securities                             		8,148,300        		7,234,187
Loans receivable, net	                           	111,295,104	      	111,443,635
Real estate acquired in settlement of loans		         466,281	          	364,139
Federal Home Loan Bank stock		                      1,575,700	        	1,570,800
Premises and equipment, net                       		3,614,321	        	3,952,170
Accrued interest receivable	                         	820,405          		805,281
Intangible assets, net	                            	1,558,861        		1,734,449
Other assets		                                        902,367          		644,834
				                                             -------------      ------------
                                               	$	134,430,316	 	     134,467,755
                                                 =============      ============

    LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
Deposits	                                       $	107,968,855	      	106,387,471
Federal Home Loan Bank advances		                  12,948,000	       	16,023,000
Advance payments by borrowers for
 taxes and insurance	                                 	78,304           		86,294
Other borrowed money		                                216,000	          	520,000
Accrued expenses and other liabilities		            2,451,189		        2,027,880
                                                  -------------     ------------
                                                		123,662,348	      	125,044,645
				                                              -------------     ------------
Stockholders' equity:
Common stock	                                      	1,326,641        		1,103,038
Additional paid in capital                        		5,786,164	        	6,106,569
Retained earnings		                                 3,655,163	        	2,213,503
                                                  ------------      ------------
                                                 		10,767,968        		9,423,110
				                                              ------------      ------------
Total liabilities and stockholders' equity	     $ 134,430,316 	      134,467,755
				                                             =============      ============

                             INTEREST EARNINGS AND YIELD
                                                        		Year Ended
                                                       		September 30,
                                                   --------------------------
	                                                   	1995	        1994
					                                              --------------------------
Interest earned on:

Loans                                           	$	10,871,713	  	9,714,327
Taxable investment securities                       		507,009		    357,025
Interest-bearing deposits in other banks            		247,615	    	141,845
                                                 ---------------------------
          Total interest income		                  11,626,337	 	10,213,197
					                                            ---------------------------
Interest paid on:

Deposits                                          		5,345,453		  4,486,147
Short term debt	                                      	12,176      		4,030
Long term debt		                                    1,049,728  		1,053,564
                                                 ---------------------------
          Total interest expense                  		6,407,357	  	5,543,741
					                                            ---------------------------
NET INTEREST EARNED	                              $	5,218,980	  	4,669,456
					                                            ===========================
Average percentage earned on:

Loans                                              		  9.77	%	       8.72	%
Taxable investment securities		                        6.22        		4.94
Interest-bearing deposits in other banks	             	7.24        		4.03

Total interest earning assets                        		9.46        		8.36

Average percentage paid on:

Deposits                                             		4.95		        4.22
Short term debt	                                      	5.90        		3.25
Long term debt                                       		6.82	        	6.76

Total interest bearing liabilities	                   	5.29        		4.51

NET YIELD ON INTEREST EARNING ASSETS		                 4.25	%       	3.82	%
					                                          ============================

    "Management's Discussion and Analysis of Financial Condition and
Results	of Operations - Yields Earned and Rates Paid" in the Company's Annual
Report	is incorporated by reference herein.

INTEREST DIFFERENTIAL

The following table describes the extent to which changes in volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected the Bank's interest income and expense during the periods
indicated.  For	each category of interest-earning asset and interest-bearing
liability, information is	provided on changes attributable to (a) change in
volume (change in volume	multiplied by old rate) and (b) change in rate (change
in rate multiplied by	old volume).  The net change attributable to the combined
impact of volume and	rate has been allocated to both components in proportion to
the relationship of the  absolute dollar amounts of the change in each.


		                                           Year Ended September 30, 1995
                                         vs. Year Ended September 30, 1994
	                                     --------------------------------------
	                                   	        Increase (Decrease) Due To
	                                     --------------------------------------
(In Thousands)		                        Total	        Rate       		Volume
Interest income:
 Loans 	                              $	1,157		       1,170	        	(13)
 Taxable investment securities		          150	         	101	         	49
 Interest-bearing deposits in
  other banks                           		106	         	110		         (4)
                                        ------       -------      ---------
Total interest-earning
  assets		                              1,413       		1,381	         	32
                                       -------      --------      --------
Interest expense:
 Deposits		                               859         		791         		68
 Short term debt                          		8          		14         		(6)
 Long term debt                          		(4)        		191       		(195)
                                      --------       -------      --------
Total interest-bearing
  liabilities		                           863         		996       		(133)
                                      --------       ------       -------
Net interest income	                 $   	550		         385	        	165
						                                ========       ======       =======

                                        		    Year Ended September 30, 1994
                                        		vs. Year Ended September 30, 1993
	                                    --------------------------------------
                                 		        Increase (Decrease) Due To
	                                    --------------------------------------
(In Thousands)		                        Total		       Rate        		Volume
Interest income:
  Loans	                              $	(662)	       	(485)	        	(177)
  Taxable investment securities		         70          		55	           	15
  Interest-bearing deposits in
   other banks		                          (2)	         	(5)	           	3
                                       ------        --------      -------
Total interest-earning
  assets		                              (594)		       (435)        		(159)
                                      -------       --------       -------
Interest expense:
  Deposits	                            	(457)		       (355)        		(102)
  Short term debt	                      	(76)         		(2)         		(74)
  Long term debt		                        38         		(46)          		84
                                      --------       -------       --------
Total interest-bearing
  liabilities		                         (495)	       	(403)         		(92)
                                     ---------       -------       --------
Net interest income	                   $	(99)        		(32)         		(67)
						                               =========       =======       ========

Lending Activities
-----------------

General
-------

	Thrift institutions are permitted to invest up to 400% of their capital in commercial real estate loans. Thrift institutions are also permitted to invest up to 10% of their assets in secured or unsecured loans for commercial, corporate, business or agricultural purposes. Institutions may also invest up to 35% of their assets in consumer loans and up to 10% of their assets in tangible personal property in order to engage in personal property leasing.

	Effective October 19, 1992, the Bank entered into a supervisory agreement with the Office of Thrift Supervision (OTS). The supervisory agreement requires the Bank to submit to the OTS a written plan to improve the Bank's record of compliance with applicable Federal consumer protection laws and regulations. Specifically the Bank is required to document its compliance with the Truth in Lending Act, flood insurance requirements and the Community Reinvestment Act. The
Bank's Compliance Officer is directed to report to the Board of Directors on the Bank's compliance with these regulations on a quarterly basis.
As of September 30, 1995, the Bank is still subject to, and in compliance with, the supervisory agreement. None of the Bank's operations was adversely affected by the agreement.

Loan Portfolio Analysis
-----------------------

	The Bank's net loan portfolio totaled approximately $110,432,000 at September 30, 1995, representing approximately 83% of its total assets. On that date, approximately 64% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

	Set forth on the next page is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                        LOAN ANALYSIS

			                                                      September 30,
                                      -----------------------------------------
(In Thousands)	                               1995	                  1994
                                      -----------------------------------------
Loans By:
TYPE OF SECURITY
Real Estate Loans:
 Residential:
  One-four family:
   Conventional		                      $	64,086	   58.03%	     63,178  	  55.62%
   FHA-VA			                                265	    0.24%	        322	     0.28%
   Multi-family
    conventional	                       		6,560	    5.94%	      5,731     	5.05%
                                       -----------------------------------------
  Total residential			                   70,911	   64.21%     	69,231    	60.95%

 Commercial Property			                  19,555	   17.71%	     20,206    	17.79%
  Land development
   and other		                           	8,802    	7.97%	     10,407	     9.16%
  Less Loans held for sale		                 	0    	0.00%          	0     	0.00%
                                      ------------------------------------------
     Total real estate loans			          99,268	   89.89%	     99,844    	87.91%

     Non-real estate loans:           			15,136   	13.71%     	15,934    	14.03%
     Less:  Loans in process			          (2,868)  	-2.60%	       (963)   	-0.85%
     Unearned Interest income            			(40)	  -0.04%	        (52)   	-0.05%
     Allowances for losses			            (1,004)  	-0.91%       	(983)   	-0.87%
     Deferred loan fees			                  (60)	  -0.05%	       (201)	   -0.18%
                                     -------------------------------------------
        Total		                      $	 110,432  	100.00%	    113,579   	100.00%
						                               ===========================================
TYPE OF LOAN:
 Real Estate Loans:
  Loans on existing property:
   Fixed rate		                        $	35,238  	31.91%	     43,449	     38.25%
   One-year ARM(1)	                    		55,201  	49.98%     	50,279	     44.27%
   Three-year ARM			                      1,224   	1.11%	      1,533      	1.35%
 Construction loans	                    		7,605	   6.89%	      4,583      	4.04%
 Less:  Loans held for sale			                0	   0.00%	          0      	0.00%
                                     -------------------------------------------
Total real estate loans		               	99,268  	89.88%	     99,844     	87.91%

 Consumer loans	                        		9,094   	8.23%	     10,445	      9.20%
 Commercial loans	                      		6,042   	5.47%      	5,489	      4.83%
 Less:  Loans in process			              (2,868)	 -2.60%	       (963)    	-0.85%
        Unearned Interest Income			         (40) 	-0.04%        	(52)    	-0.05%
        Allowance for losses			          (1,004) 	-0.91%       	(983)    	-0.87%
        Deferred loan fees			               (60) 	-0.05%       	(201)	    -0.18%
                                     -------------------------------------------
                                    		$	110,432	   100%	     113,579      	100%
						                               ===========================================

(1) An ARM is an adjustable rate mortgage

LOAN MATURITY SCHEDULE


    The following table sets forth certain information at September 30,
1995 regarding	the dollar amount of loans maturing in the Bank's portfolio
based on their contractual terms to maturity.  Demand loans, loans having no
stated schedule of repayments	and no stated maturity, and overdrafts are
reported as due in one year or less.	This table does not consider the repricing
of loans to be maturities. Interest rate sensitivity is incorporated herein by reference from the Management's Discussion and Analysis of Financial Condition
and Results of Operations - Asset/Liability Management	from the Annual Report
to Shareholders for 1995.


Maturities
During years
   ended       Real estate    Real estate                 Commercial
September 30,		 mortgage	     construction   Consumer    	and other        Total
--------------------------------------------------------------------------------
	                                   (In Thousands)

1996	           $	22,780	         5,171	       4,651	       3,980	        36,582

1997		            14,836	         1,253	       1,656         	389	        18,134

1998		             8,875         	1,181       	1,530	         780	       12,366

1999-2000		        1,253	           --        	1,161	         893         3,307

2001-2005        		8,020	           --           	26          	--         8,046

2006-2010		       11,462	           --    	       70	          --        11,532

After 2010		      24,437           	--           --           	--       	24,437
              ------------------------------------------------------------------
Total	          $	91,663	         7,605	       9,094	        6,042	     114,404
							       ==================================================================
			                                     Less:  	Loans in process		       (2,868)
                                                Unearned Interest Income	  	(40)
                                            				Allowance for losses   		(1,004)
                                            				Deferred loan fees        		(60)
                                                                        --------
                                                               					$  	110,432
							                                                                =========

    The next table sets forth the dollar amount of all loans due more than
one year after	September 30, 1995 which have predetermined interest rates and
which have floating	or adjustable interest rates.


                 		Real estate	     Real estate		            Commercial
		                   mortgage	     construction	  Consumer	   and other	   Total
                  --------------------------------------------------------------
Predetermined
Rates	               $	26,062	          --    	      4,043	       791	    30,896

Floating or
adjustable
Rates		                43,800	        2,434           	400	     1,271	    47,905
                  --------------------------------------------------------------
                    	$	69,862	        2,434	         4,443     	2,062    	78,801
							           ==============================================================

Lending Policies
----------------

	Federal regulations limit the amount which federally chartered thrift institutions may lend in relation to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Those regulations permit a maximum loan-to-value ratio of 100% for real estate loans. The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 95% of the lesser of the appraised value or purchase price. Multi-family residential and commercial real estate loans and unimproved real estate loans generally do not exceed 90% of value.
The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally reflect the policy of making less than the maximum loan permissible under applicable regulations in accordance with sound lending practices, market conditions and underwriting standards established by the Bank.

	In an effort to keep the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures including: (a) generally originating long-term fixed mortgage loans for brokerage to other financial institutions; (b) emphasizing origination of ARMs on residential and commercial properties when market conditions permit; (c) originating construction loans secured by residential properties generally for a 12-month period at interest rates determined by reference to the Bank's prime rate; and
(d) originating consumer and commercial loans having either adjustable rates or relatively short maturities.

Single Family Residential Loans
-------------------------------

	One of the lending activities of the Bank has been the origination of single family residential loans through its mortgage lending operation. Through an arrangement with another financial institution, the Bank brokers substantially all of its fixed rate single family residential loans. This allows the Bank to offer a broader base of financing alternatives than would be possible if the Bank were structuring all of its loans to sell to the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA).

	Federally chartered thrift institutions are authorized to make home loans on which the interest rate, loan balance or maturity may be adjusted, provided that the adjustments are tied to specified indices. The rate adjustments are determined by reference to cost of funds and Treasury securities indices and are limited generally to 1.5-2.0% per adjustment period and 5-6% over the life of the loan.

Commercial Real Estate Loans
------------------------------

	Current regulations permit federal institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 1995, the Bank had 255% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust every one to three years. The rate is generally determined by reference to money center banks' prime rates. The Bank attempts to fund 3-year adjustable rate loans with deposit proceeds of comparable maturity. The Bank's commercial real estate loans have various terms, with the payments based on a 15 to 25 year amortization schedule. The Bank generally requires that such loans have a minimum debt service coverage of 1.15 and a loan-to-value ratio of not more than 90%.

	Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans typically depends upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments, and as such may be subject, to a greater extent than residential real estate loans, to adverse conditions in the economy. In dealing with these risk factors, the Bank generally limits itself to a real estate market or to borrowers with which it is familiar and sells a portion of its commercial real estate loans. The Bank concentrates on originating commercial real estate loans secured by properties generally located within its primary market area, although the Bank will continue, on a limited basis, to originate commercial real estate loans secured by properties located in other parts of Georgia and in other states.

Construction Loans
------------------

	The Bank originates construction loans on single family residences. Such construction loans generally have a term of 12 months or less. The interest rates charged by the Bank on construction loans are determined by reference to the prime rate charged by money center banks and vary depending upon the type of property, the loan amount and the credit worthiness of the borrower. The Bank generally requires personal guarantees of payment from the principals of the borrowing entities for the full amount of the loan, and it is the policy of the Bank to enforce guarantees in the event of non-payment of the loan.

	The Bank also originates construction loans on multi-family and commercial real estate. The interest rates on such loans presently offered by the Bank are also determined by reference to the prime rate charged by money center banks. Multi-family and commercial real estate construction financing generally exposes the lender to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected rather than historical income and rental results. The Bank's risk of loss on such loans depends largely upon the accuracy of the initial appraisal of the property's value at completion of construction and the estimated cost (including interest) of completion. If either estimate proves to have been inadequate and the borrower is unable to provide additional funds pursuant to his or her guarantee, the Bank either may be required to advance funds beyond the amount originally committed to permit completion of the development or be confronted at the maturity of the loan with a project whose value is insufficient to assure full repayment.

	The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan.
The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sales and leasing information based upon evaluation of similar projects, the use of independent engineers to examine plans and monitor construction and the borrower's cash flow projections upon completion. The Bank may require a performance bond in the amount of the construction contract based on management's evaluation of the project and the financial strength of the contractor and also requires personal guaranties of payment by the principals of any borrowing entity. At September 30, 1995, approximately $7,605,000 of the Bank's loan portfolio consisted of construction loans.

Consumer Loans
--------------

	Current regulations permit federal savings institutions to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans (such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $9,094,000 at September 30, 1995.

	The Bank markets consumer loans in order to provide a full range of retail banking services to its customers and because of the shorter term and normally higher interest rates on such loans. The
Bank's underwriting standards for consumer loans include a determination of the applicant's payment history on other debts and an assessment of his or her ability to meet existing obligations and to make payments on the proposed loan. Loan-to-value, cash equity and debt service-to-income ratios are also generally considered. Risks associated with consumer loans include, but are not limited to, fraud, deteriorated or non-existing collateral, general economic downturn, and customer financial problems.

Commercial Loans
----------------

	Current regulations authorize federal thrift institutions to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit. The aggregate amount of such loans outstanding generally may not exceed 10% of the institution's assets.

	The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The
Bank's commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors generally on an annual basis. At September 30, 1995, the Bank had approximately $6,042,000 outstanding in commercial loans.
Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, and changes in interest rates.

Loan Solicitation and Processing
--------------------------------

	The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals, builders and real estate brokers. Commercial real estate loan applications are also obtained through direct solicitation.

	Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan applications and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's management, the lending decision is made in accordance with the underwriting guidelines of the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions. All applications for loans greater than $250,000 but less than $500,000 require the approval of the Bank's Loan Committee, which consists of the Bank's president and three outside directors. All loan applications in excess of $500,000 must be approved by the full
Board of Directors.

	Loan applicants are promptly notified of the decision of the Bank, together with the terms and conditions of the decision. In this regard, the Bank seeks to handle loan processing and origination faster than its competition. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of the real estate to be mortgaged to the Bank, notification that insurance coverage must be maintained to protect the Bank's interest and any other special conditions.

	It is the Bank's policy to obtain a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate and that the property is free of encumbrances. Borrowers are also to obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. It is the Bank's policy to require flood insurance for the full insurable value of the improvements for any such loan located in a designated flood hazard area. In certain coastal areas, however, there are limits on the amount of insurance available. Substantially all borrowers are also required to advance funds on a monthly basis, together with each payment of principal and interest, to a mortgage escrow account from which the Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and private mortgage insurance premiums. See "Lending
Activities - General" regarding the Bank's recent efforts to ensure compliance with federal regulations pertaining to flood insurance, Truth-In-Lending, and the Community Reinvestment Act.

Loan Originations, Sales and Purchases
---------------------------------------

	  It is a policy of the Bank not to originate for its own portfolio any long term mortgage loans. The Bank instead originates long term mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally continues to collect payments on the loans and otherwise to service the loans sold. The Bank retains a portion of the interest paid by the borrower on these loans as consideration for its servicing loans sold to others. At September 30, 1995, the Bank was servicing loan for others of approximately $7,346,000.

	The Bank has purchased a number of loans in the past, and intends to consider future purchases of residential mortgage loans as market conditions warrant. The Bank has also sold loans in the past and, similarly, intends to consider future sales as conditions warrant.

	It is the current intention of management to continue offering residential fixed rate mortgage loans through the Bank's brokerage lending arrangement and to continue offering adjustable rate instruments to be held in the Bank's portfolio.

Loan Commitments
----------------

	Upon loan approval, short-term commitments of 45 days are issued to the applicant and in most cases provide for the loan to be closed at the prevailing rate of interest as of the date of approval. At September 30, 1995 the Bank had loan commitments outstanding of approximately $100,000 excluding the undisbursed portion of loans in process.

Loan Origination Fees
----------------------

	Beginning October 1, 1988, the Bank prospectively adopted Statement of Financial Accounting Standards No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases". This standard requires the Bank to defer and amortize loan origination fees, net of certain direct origination costs incurred, and, if the commitment is exercised, recognize such fees over the life of the related loan as a yield adjustment or, if the commitment expires unexercised, recognize such fees as income upon expiration of the commitment.

	The Bank also receives other fees and charges relating to existing loans along with late charges and fees collected in connection with a change in borrower or other loan modifications.

Delinquencies and Asset Classifications
----------------------------------------

	The Bank's collection procedures provide that when a loan is 15 days past due, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank generally will initiate foreclosure proceedings, but there is no requirement that the Bank defer foreclosure proceedings or other enforcement action. Any property acquired as the result of foreclosure is classified as real estate acquired in settlement of loans until such time as it is sold or otherwise disposed of by the Bank to recover its investment.

	As a measure of the soundness of a thrift institution's loans, federal regulatory authorities have developed the concept of asset classification and have established four categories of problem assets:
"Special Mention," "Substandard," "Doubtful" and "Loss". Assets designated Special Mention do not require that a bank take any specific action. For assets classified Substandard or Doubtful, a bank's examiner is authorized to direct the establishment of a general allowance for loan losses based on the assets classified and the overall quality of the bank's asset portfolio. This valuation allowance must be established in accordance with generally accepted accounting principles. For assets or portions of assets classified Loss, a bank is required either to establish specific allowances of 100% of the amount so classified, or to charge off such amount. These specific allowances or charge offs must also be established in accordance with generally accepted accounting principles.

	The Bank is responsible for determining the valuation and classification of its assets, subject to review by regulatory authorities. Portions of an asset may be classified in more than one category.

	An asset will be designated Special Mention if it does not justify a classification of Substandard but does constitute undue and unwarranted credit risk to the Bank. An asset will be classified Substandard if it is determined to involve a distinct possibility that the Bank may sustain some loss if deficiencies associated with the loan, such as inadequate documentation, are not corrected. An asset will be classified as Doubtful if full collection is highly questionable or improbable. An asset will be classified as Loss if it is considered uncollectible, even if a partial recovery may be expected in the future.

	The Bank closely monitors its classified loans and actively attempts to dispose of real estate acquired in settlement of loans. Real estate acquired through foreclosure is appraised when acquired and is recorded at the lower of cost or fair market value.

Nonaccrual, Past Due and Restructured Loans
----------------------------------------------

	The Bank has approximately $2,061,000 of loans in nonaccrual status at September 30, 1995. The Bank had approximately $2,539,000 of loans in nonaccrual status at September 30, 1994. At September 30, 1995 and 1994 the Bank had loans in the amount of $129,000 and $383,000 respectively, past due more than 90 days for which interest was still accruing on a portion of those loans. The Bank has had no restructured loans. ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Company's Annual Report is incorporated by reference herein.) Had all nonaccrual loans at September 30, 1995 actually accrued interest for the full fiscal year, approximately $91,000 of additional interest income would have been added to fiscal 1995 earnings.

	Accrual of interest is discontinued when either principal or interest become 90 days past due unless, in management's opinion, the loan is well secured and in the process of collection.

Allowance for Loan Losses
---------------------------

	For a detailed analysis of the allowance for loan losses, Management's Discussion and Analysis of Financial Condition and
Results of Operations - Provision for Loan Losses is incorporated by reference from the Annual Report to Shareholders herein.

   The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible losses on loans and real estate acquired through foreclosure and other nonperforming assets. Such agencies may require the Company to note additions to the allowance based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.

	The allocation of the allowance for possible loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, 1995 are presented in the following table.

              ALLOCATION OF THE ALLOWANCE FOR LOAN LOSS


				                        September 30, 1995			        September 30, 1994
                         --------------------------   ------------------------
					                                 Percent of		                 	Percent of
                                 		 		loans in	                   		loans in
                               			 	each category		               each category
(IN THOUSANDS)				       Amount	    to total loans		   Amount	   to total loans
                      ----------------------------  ----------------------------
Balance at end of
period applicable to:

Commercial, financial,
 and agricultural	        $ 	18          5.28%          		23	          4.75%
Real estate-construction				 52	         6.65%	         	105	          4.02%
Real estate-mortgage				    386	        80.12% 	        	464	         82.21%
Consumer	                 			36	         7.95%          		57          	9.02%
Unallocated				             512	          N/A          		334           	N/A
								             ------------------------------   -------------------------
                     			$	1,004	       100.00%	         	983         	100.00%


Other
-----

	The Company has no foreign operations and, accordingly, there are no assets or liabilities attributed to foreign operations.

	At September 30, 1995, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.

Investment Activities
---------------------

	The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. It is the intention of management to hold securities with short maturities in the Bank's investment portfolio in order to enable the Bank to match more closely the interest rate sensitivities of its assets and liabilities. All of the Bank's investments are subject to interest rate risk. Since some securities have fixed interest rates, as interest rates rise the value of the securities falls and as rates decline the value increases. In addition, mortgage-backed securities are subject to prepayment risk. As rates fall, prepayments increase and the amount of the security earning the coupon rate declines.

	Investment decisions are made by senior officers of the Bank.
The actions of the officers are within policies established by the Board of Directors. At September 30, 1995 the investment portfolio totaled approximately $9,181,000.

	The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.

                      INVESTMENT SECURITIES ANALYSIS


			                                         		Weighted	       	Approximate
			                          Amortized		      Average	            	Fair
	                             		Cost         		Yield             	Value
                            -------------------------------------------------
Septermber 30, 1995:
Investment Securities:
 U.S. Government Agencies		 $	8,393,161	      	5.78%		            8,228,856

 Mortgage-backed Securities:
  SBA			                        787,817	      	3.32%		              840,422
                             ------------------------------------------------
                          		$	9,180,978			                       	9,069,278
							                      ===============================================

                                          					Weighted	       	Approximate
	                           		Amortized		      Average	             	Fair
                              			Cost         		Yield	             	Value
                             -----------------------------------------------
Septermber 30, 1994:
Investment Securities:
 U.S. Government Agencies		 $	6,506,427	       	3.92%	          	6,252,182

Mortgage-backed Securities:
  SBA                      			1,004,371		       3.01%	          	1,078,928
                            ------------------------------------------------
                          		$	7,510,798			                      	7,331,110
							                      ==============================================

A summary of investment and mortgage-backed securities by maturities
as of	September 30, 1995 follows:


	                                          				     Weighted	 	Approximate
                          			         Amortized		   Average	      	Fair
                            			          Cost  	     Yield      	  Value
                                 ----------------------------------------

Investment Securities:
  Within 1 Year		                  $   	100,000	     	6.73%	     	100,300
  After 1 Year thru 5 Years			        4,598,377	     	4.39%	   	4,436,290
  After 5 Years thru 10 Years			        787,817	    	10.51%     		840,422
  After 10 Years			                   3,694,784     		7.18%	   	3,692,266
                                  ----------------------------------------
                                  	$ 	9,180,978			             	9,069,278
							                           ========================================

At September 30, 1995 the Bank had pledged $5,095,000 of its U.S.
Government Agency securities to government and municipal depositors.  The Bank
does not	have any taxexempt securities, and all of the Bank's securities are
backed by	U.S. Government Agencies.

Retail Banking Activities and Sources of Funds
-----------------------------------------------

General
-------

	The Bank's retail banking activities consist of attracting deposits and making consumer and commercial loans. A principal objective of the Bank is to establish a total banking relationship, including a deposit relationship as well as a lending relationship, between the Bank and the customer.

	Savings accounts and other types of deposits generated by the Bank's retail banking division are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to savings accounts, the Bank derives funds from loan repayments, FHLB advances, other borrowings and operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The Bank's sources of borrowings have been advances from the FHLB of Atlanta and obligations under Repurchase Agreements.

Deposits
---------

	Savings deposits in the Bank at September 30, 1995 and 1994, including accrued interest payable, were represented by the various types of programs described as follows:

DEPOSITS AT SEPTEMBER 30, 1995


                                                                    	 Percentage
                                					            Weighted 	Balance         of
Type of				                             Minimum   Average	 (Dollars in     Total
Account		              Term	            Amount	    Rate	   thousands)   Deposits
--------------------------------------------------------------------------------
Easy Checking	           			              --       	--      $ 1,721       	1.62%
Commercial checking			               $    --        --	       2,919        2.74%
Now Accounts				                         750	     2.41%      11,569      	10.86%
Super NOW and MMDA				                 1,000	     2.78%	     	2,345	       2.20%
Statement Savings				                    100	     2.45%	     	4,713	       4.42%


Certificates of
 deposit accounts:

 Jumbo
  certificates		   30 days to
                   		5 years		        99,000    	5.34%		    12,530	       11.76%


Other time
 deposits

3 month		          3-5 months		        1,000	    5.35%	     	2,638	        2.48%
6 month		          6-11 months		       1,000	    4.84%	     	2,705        	2.54%
1 year	          	12-17 months	         	500	    6.18%	    	22,872       	21.47%
1.5 years	       	18-23 months		         500	    5.53%	       	260	        0.24%
2 years         		24-29 months		         500    	6.40%     		8,691        	8.16%
2.5 years		       30-35 months         		500    	5.26%	     	1,909        	1.79%
3 years         		36-41 months	         	500	    6.44%	     	2,476        	2.32%
3.5 years	       	42-47 months	         	500	    5.42%	        	81	        0.08%
4 years         		48-59 months	         	500	    6.26%		     4,674        	4.39%
5 years            		60 months		         500	    6.90%	     	8,779        	8.24%
18 month IRA		       18 months	         	500    	6.07%	    	14,758       	13.85%
  Other		            30 day	            	500    	2.73%       		888	        0.83%
								                                      ---------  ---------   -----------
                                            					5.14%	  $	106,528        	100%
								                                      =========  =========   ===========


Savings deposits at September 30, 1994, including accrued interest payable, are represented on the next page.

DEPOSITS AT SEPTEMBER 30, 1994

                                                                      Percentage
                                        					Weighted		  Balance         of
Type of				                       Minimum	   Average	  	(Dollars in	    Total
Account		             Term		      Amount      	Rate	    	thousands)	    Deposits
--------------------------------------------------------------------------------
Easy Checking						                                        $ 2,144        	2.07%
Commercial checking			           $	  --        	--     	    	3,051        	2.95%
Now Accounts				                    750	       2.31%		      13,684       	13.23%
Super NOW and MMDA				            1,000       	2.48%	       	4,106	        3.97%
Statement Savings				               100	       2.38%	       	6,122	        5.92%

Certificates of
 deposit	accounts:

Jumbo
 certificates		    30 days to
                   		5 years		  100,000	       4.71%		      11,220      	10.85%


Other time deposits

30 day		            1 month 		     500	       3.26%		       1,358        	1.31%
91-182 days		       3-6 months	   	500	       4.05%	       	4,220        	4.08%
183 days-1year		    6-12 months		  500	       4.80%	      	14,964	       14.47%
1.5-2 years		      18-24 months	  	500	       5.12%	      	11,160	       10.79%
2.5-3 years	      	30-36 months	  	500       	6.05%	       	5,032	        4.87%
3.5-5years		       42-60 months	  	500	       6.07%	      	12,598	       12.18%
18 month IRA		        18 months	  	100       	5.44%	      	13,748	       13.30%
								                                  -------------------------------------
                                         					4.45%	    $	103,407        	100%
                                           ====================================

	The Bank has a number of different programs designed to attract both short-term and long-term savings of the general public. The programs include commercial demand deposits (checking), NOW accounts, money market deposits accounts (MMDA), traditional passbook savings, time deposits in a minimum amount of $100,000
(Jumbo Certificates), other certificates of deposits and individual retirement accounts (IRAs).

	The minimum amount required to open a certificate of deposit for other than retirement accounts varies from $500 to $100,000, depending on the type of deposit. Rates on certificates of deposit are determined weekly by the Bank, based upon local market rates, national money market rates and yields on assets of the same maturity.

	The variety of deposit accounts offered by the Bank allows it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from the Bank into direct investment vehicles, such as mutual funds and government and corporate securities) still exists. The ability of the Bank to attract and retain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by capital and money market conditions.

	The Bank attempts to control the flow of deposits by pricing its accounts to remain generally competitive with other financial institutions in its market area.

	The Bank has generated Jumbo Certificates from both local individuals and businesses and from out-of-town individuals and businesses who have ties to its market area. In addition, the Bank accepts public deposits. The Bank responds to requests for rate information but does not accept deposits for which a broker's commission must be paid. As with other deposits, rates on Jumbo
Certificates are set in a manner to be competitive in the Bank's market area.

	The following table sets forth the composition of deposits, excluding accrued interest payable, by type and interest rate at the dates indicated.

                                    DEPOSITS BY TYPE

				                                                      September 30,
                                          -------------------------------------
                                          			1995	          1994	         1993
                                          -------------------------------------
Access accounts:				                                   (In thousands)
 Commercial checking
   - 0.00%	                              $  	4,640	         5,195	        4,310
NOW account - 2.50%			                      11,569	        13,684	       13,433
Super NOW Account -
  variable rate			                            --            	 --          	--
Money Market deposit
 account - variable
  rate	                                    		2,345        	4,106	         5,413
Statement savings - 2.45%		                 	4,713	        6,122	         5,542



Certificates of deposit:
 2.75% - 5.00%	                           		10,134	       40,759	        33,910
 5.01% - 7.00%			                           52,078	       29,701        	31,249
 7.01% - 9.00%			                           20,993	        3,673	        10,744
 9.01% - 11.00%			                              56	          167	         1,652
                                         ---------------------------------------
Subtotal			                                106,528	      103,407	       106,253
		                                       ---------------------------------------
 Accrued interest			                           527	          372	           482
                                         ---------------------------------------
  Total		                              $	  107,055	      103,779	       106,735
	                                        =======================================



                                 TIME DEPOSIT MATURITIES


	                                  		Balances at September 30,
	               ----------------------------------------------------------------
Interest		       Remainder                                 				There-
Rates		            1995	       1996	      1997	    1998	       after	    Total
--------------------------------------------------------------------------------
                                   		(in thousands)

2.75% - 5.00%	 $ 	4,367       	5,046	     710	       1	          10	     10,134
5.01% - 7.00%		   7,760	      18,569	  12,897	   8,276	       4,576	     52,078
7.01% - 9.00%		     171      	14,801   	3,970	     866	       1,185	     20,993
9.01% - 11.00%		     56	        --       	--	      --	          --	          56
               ----------------------------------------------------------------
             	$	 12,354	      38,416  	17,577	   9,143	       5,771	     83,261
							        =================================================================

	                              		JUMBO CD MATURITIES


	                                                   				September 30,
                     		Maturity                             1995
                    --------------                    ----------------
					                                                  (in thousands)

		                Three Months or Less		                $     	201

		                Three to Six Months			                       200

		                Six to Twelve Months                    			6,454

		                Over Twelve Months                      			5,675
							                                                ------------
                         			      Total	                  $	12,530
							                                                ============


 Early withdrawal from a certificate of deposit subjects the depositor to
an early	withdrawal penalty.

                             AVERAGE DEPOSIT BY TYPE


	                            		September 30, 1995		        	September 30, 1994
                            -----------------------   -------------------------
                    			Average	          Weighted	    	Average	       Weighted
			                    Balance	         Avg. Rate	    	Balance	      Avg. Rate
							               -----------------------------  --------------------------
NOW's		              $	13,314	             2.41%	     $	14,400	          2.31%
MMDA's			               3,214	             2.78%		       4,628	          2.48%
Savings 	             		5,328	             2.45%		       5,837	          2.38%
Time Deposits	       		86,113	             5.57%	      	81,522	          4.78%
							              ------------------------------  -------------------------
Total Average
 Deposits		         $	107,969	             4.95%	    $ 106,387	          4.22%
                    ===============================		=========================


Loan Repayments
----------------

	In addition to regularly scheduled repayments, loans are prepaid in full as properties are sold, or are refinanced by the Bank or other lenders, or are satisfied in full by the borrower. Loan repayments constitute a major source of funding for the Bank.

Borrowings
----------

	Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has, however, used advances from the FHLB of Atlanta and other borrowings to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a portion of the Bank's first mortgage loans. A summary of the Bank's borrowings from the FHLB is set forth below:

	Due during
	year ending	              Interest
	September 30,	              Rates		                   1995	          1994
------------------------------------------   -----------------------------------
	1995	                 4.78% to 6.25%	       $	         --	          5,300,000
	1996	                 4.98% to 8.55%		             4,448,000	       4,948,000
	1997	                 4.93% to 8.45%	             	4,000,000	       3,500,000
	1998                 	5.43% to 7.27%	             	2,000,000	       1,500,000
	1999	                      6.76%		                 1,000,000	       1,000,000
	2002                      	7.90%	                   	500,000	         500,000
                                             ----------------------------------
 	 		                                        $	    11,948,000	      16,748,000

The FHLB System functions as a central reserve bank providing credit for savings institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of its home mortgage loans and other assets (primarily, securities which are obligations of, or are guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

	The FHLB offers several different credit programs each with its own interest rate and term. It prescribes the acceptable uses for advances as well as size limitations. The FHLB periodically reviews its credit limitations and standards. Under its current policies, the FHLB limits its advances based on a member institution's net worth or the FHLB's assessment of the institution's creditworthiness.

	The Company has also established a line of credit with a Georgia financial institution in the amount of $1,000,000. The interest rate floats at one-half percent over the prime rate. The Company pledged all of the outstanding stock in the Bank as collateral for the line. As of September 30, 1995, $ 192,000 was outstanding and the proceeds have been invested in the Bank.

	The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:


                                FEDERAL HOME LOAN BANK ADVANCES


	                                                   		At September 30,
                                     -------------------------------------------
                                       			1995	           1994	         1993
					                                -------------------------------------------
Balance outstanding	                	$	11,948,000	      16,748,000   	15,448,000

Weighted average rate			                    7.10%	           6.56%	        6.94%

Maximum amount of short term
borrowings outstanding at any
month end			                            4,448,000	       5,300,000    	4,120,000

Approximate average short-term
borrowings outstanding  					         		2,157,000	         125,000    	2,341,000

Approximate weighted average
paid on short-term borrowings (1)			        5.56%	           7.43%       	 6.94%

--------------------------------------------------------------------------------
[FN]
(1) The average method used is the average end of month totals.




Employees
----------

	At September 30, 1995, the Bank employed 75 full-time employees. Management considers relations with its employees to be excellent. The Bank currently maintains a comprehensive employee benefits program including, among other benefits, hospitalization and major medical insurance, life insurance, dental insurance, long term disability, a 401(k) plan and educational assistance. Management considers these benefits to be generally competitive with those offered by competing financial institutions in its market area. The Bank's employees are not represented by any collective bargaining group.

Competition
-----------

	The Bank's primary market area is southeastern Georgia. The Bank competes for loans primarily through referrals and quality of the services it provides to borrowers and home builders. It competes for savings by offering depositors a wide variety of savings accounts, checking accounts, NOW accounts, convenient office locations, tax-deferred retirement programs and other services.

	Federal deregulation of financial institutions has contributed to the dramatic increase in competition for savings dollars between savings institutions and other types of investment vehicles, such as money market mutual funds, U.S. Treasury securities and municipal bonds, and also due to an increase in competition with commercial banks for loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. Accordingly, the Bank, like other institutions, faces increased competition in the future in attracting and retaining customers for the services it offers.


                          Supervision and Regulation
                          --------------------------

Savings and Loan Holding Company Regulation
--------------------------------------------

	The Company is a registered holding company under the Savings and Loan Holding Company Act set forth in Section 10 of the Home Owners Loan Act (the "SLHCA") and the Georgia Bank Holding Company Act and is regulated under such acts by the OTS and by the Georgia Department of Banking and Finance (the "Georgia
Department"), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS may also conduct examinations of the Company and each of its subsidiaries.

	Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. A unitary holding company, that is, a holding company that owns only one insured institution whose subsidiary institution satisfies the qualified thrift lender test, is not restricted to the statutorily prescribed list of permissible activities, and the SLHCA imposes no limits on direct or indirect non-savings institution subsidiary operations.

	The SLHCA makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS. An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior OTS approval. When considering an application for such an acquisition, the OTS takes into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience, and integrity of the officers, directors, and principal shareholders of the acquiring company and savings institution. In addition, the OTS considers the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") or the Bank Insurance
Fund ("BIF"), as the case may be, and the convenience and needs of the community to be served.

	The OTS may not approve an acquisition that would result in the formation of certain types of interstate holding company networks. The
OTS is precluded from approving an acquisition that would result in the formation of a multiple holding company controlling institutions in more than one state unless the acquiring company or one of its savings institution subsidiaries is authorized to acquire control of an institution or to operate an office in the additional state pursuant to a supervisory acquisition authorized under Section 13(k) of the Federal Deposit
Insurance Act or unless the statutes of the state in which the institution to be acquired is located permits such an acquisition.

	On March 16, 1994, the Georgia legislature adopted the
"Georgia Interstate Banking Act," which provides that effective July 1, 1995, (a) interstate acquisitions by institutions located in Georgia are permitted in states which also allow national interstate acquisitions, and
(b) interstate acquisitions of institutions located in Georgia are permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia savings and loan institution or holding company adopts a resolution to except such thrift or holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such Georgia savings and loan institution or holding company may not be acquired by an institution located outside of the State of Georgia.

	Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of a savings institution or savings and loan holding company without regulatory approval.

	As of the date of this filing, the Company believes it is in compliance with all statutes, regulations and rules promulgated or enforced by the OTS and the Georgia Department.

Federal Securities Laws
-----------------------

	The Company is subject to various federal securities laws, including the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading.

	The Company files annual, quarterly and current reports with the Securities and Exchange Commission. In addition, the Company and its directors, executive officers and 5% shareholders are subject to certain additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of the Company's securities.

	As of the date of this filing, the Company believes it is in compliance with all statutes, regulations and rules promulgated or enforced by the Securities and Exchange Commission.



Bank Regulation
---------------

	The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

	The Bank is also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured thrift institutions include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors and preventing the continuance or development of unsound and unsafe banking practices.

	Subsidiary institutions of a savings and loan holding company are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

	As of the date of this filing, the Bank believes it is in compliance with all statutes, regulations and rules promulgated or enforced by the OTS, the FDIC and the Georgia Department.

Capital Requirements
--------------------

	For a detailed discussion of the Bank's capital requirements, see "Item 6 - Management's Discussion and Analysis - Liquidity and Capital Resources," which is incorporated by reference to the section of the same heading in the Company's 1995 Annual Report to Shareholders.

Deposit Insurance Premiums
---------------------------

	On November 2, 1992, the FDIC adopted a new system of risk-based insurance assessment, that went into effect in January 1993, and on June 25, 1993, the FDIC made this system permanent effective
January 1, 1994. Under this rule, each depository institution is assigned to one of the three groups, well-capitalized, adequately capitalized or undercapitalized, based on its capital ratios and is further assigned to one of three subgroups within its capital category based on an evaluation of the risk posed by the institution to its insurance fund. In January 1996, deposit insurance premiums for most banks insured by the Bank Insurance Fund ("BIF") will be decreased, while those for savings associations and federal savings banks insured by the Savings Association Insurance Fund ("SAIF") will remain unchanged at $0.23 to $0.31 per $100 of domestic deposits. The disparity is the result of BIF being over capitalized and SAIF being under-capitalized. This could change if pending legislation to recapitalized SAIF is enacted into law (see discussion below). Under the current premium schedule, the highest rated BIF-insured banks will pay nothing but the statutory annual minimum fee of $2,000 for FDIC insurance, and rates for all other banks will be reduced by $0.04 per $100. However, the FDIC has maintained the existing range of risk-related SAIF premiums for 1996. The rule provides that well-capitalized institutions will pay assessment rates ranging from 23 to 29 basis points, depending upon the subgroup to which they are assigned. Adequately capitalized institutions will pay from 26 to 30 basis points, and undercapitalized institutions will pay from 29 to 31 basis points. The Bank is a financially sound, well-capitalized institution which has been assigned to Subgroup 1A. Accordingly, the Bank is assessed a deposit insurance premium of .23% per annum.

	Legislation is currently being proposed in the United States Congress, which among other things, would require members of the Savings Association Insurance Fund (SAIF) to pay a special assessment to recapitalize the fund and thereafter merge the SAIF into the Bank Insurance Fund (BIF). While negotiation of specific provisions of the proposed legislation is ongoing between the House and the Senate
Banking Committees, it is anticipated that the SAIF recapitalization will occur in early 1996. Under the proposed legislation, SAIF members will pay the special assessment to recapitalize their fund based on their insured deposits held on March 31, 1995. The amount of the assessment is to be determined by the Federal Deposit Insurance Corporation and is expected to be approximately 85 basis points per $100 of SAIF insured deposits. Based on the proposed legislation and the Company's level of insured deposits held on March 31, 1995, the Company anticipates a charge against earnings of approximately
$953,000 for the special assessment. Such charge will be recorded as determined by the final legislation.



Insider Loans
--------------

	FDIC regulations which became effective May 18, 1992, placed limitations on mortgage and educational loans made to executive officers, directors and principal shareholders of bank holding companies, national banks, and state non-member banks under the Federal
Reserve's Regulation O ("Regulation O"), and authorize such banks to make limited "other purpose" loans to executive officers. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 provides that these restrictions on extensions of credit to executive officers, directors and principal shareholders apply to savings associations in the same manner and to the same extent as if the savings association were a bank.

	The Federal Reserve has amended Regulation O to place ceiling restrictions on the amount and terms of the loans from a bank to its executive officers, directors and principal shareholders, and to any company controlled by a bank's insiders, at 100% of capital and unimpaired surplus, with an exception in the case of banks and thrifts with less than $100 million in assets, which may lend up to 200% of capital and unimpaired surplus.

	The Bank has not made loans to its executive officers, directors and principal shareholders in excess of 100% of capital and unimpaired surplus. Moreover, all extensions of credit made to insiders of the Bank
(a) are made in the ordinary course of business, (b) are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, (c) do not involve more than a normal risk of collectibility or present other unfavorable features, and (d) are otherwise in compliance with the requirements of Regulation O.

Acquisition of SAIF Institutions
--------------------------------

	The FDIC, the OCC, and the OTS have promulgated regulations allowing Bank Insurance Fund ("BIF") institutions to consolidate or merge with, or acquire assets or liabilities of, institutions insured by the Savings Association Insurance Fund ("SAIF"), and vice versa. The regulations require that the primary regulator of the acquiring, assuming, or resulting institution approve the transaction.

CRA and Fair Lending
--------------------

	On April 19, 1995, the federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule will be effective on January 1, 1996 at which time evaluation under streamlined procedures will begin for institutions with assets of less than $1 billion. Until the regulators release guidelines for examiners that interpret the rules, it is unclear what effect, if any, these regulations will have on the Bank.

	Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of
Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication of merits.

	On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (I) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (ii) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (iii) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

Legislation
-----------

	Bills are regularly introduced in the United States Congress which contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed legislation will be adopted or the extent to which the business of the Company may be affected by such legislation.

Federal Income Taxation
-----------------------

		The Bank, like other thrift institutions, is generally taxed in the same manner as other corporations. As a "domestic building and loan association" under the Internal Revenue Code of 1986, as amended
(the Code), however, the Bank is allowed to establish a reserve for bad debts and is permitted to deduct additions to that reserve with respect to "qualifying real property loans" using one of two alternative methods.

	"Qualifying real property loans" are, in general, loans secured by an interest in improved real property. For each tax year, a qualifying thrift institution may compute the addition to its bad debt reserve for qualifying real property loans using the most favorable of the following two methods: (a) a method based on an institution's actual loss experience (the experience method); or (b) a method based on a specified percentage of an institution's taxable income (the "percentage of taxable income method"). The addition to the reserve for non-qualified loans (i.e., all loans other than qualifying real property loans) must be computed under the experience method.

	The deduction for reserves for bad debts otherwise allowable under the percentage of taxable income method is eliminated entirely if at least 60% of the thrift institution's assets do not fall into certain designated categories. Also, the bad debt deduction determined under the percentage of taxable income method cannot exceed the amount necessary to increase the balance at the close of the taxable year of the reserve for losses on qualifying real property loans to 6% of such loans outstanding at such time. As of September 30, 1995, this ratio was less than 6% for the Bank. In addition, the bad debt deduction is further limited to an amount by which 12% of the savings accounts exceed the sum of the retained earnings and reserves at the beginning of year.

	Under the experience method the annual bad debt reserve deduction for qualifying real property loans is determined by reference to the greater of a six year moving average of the Bank's actual losses or an amount determined with respect to the Bank's bad debt reserve for a base year.

	Pursuant to the percentage of taxable income method, a qualifying thrift institution may deduct up to a maximum of 8% of the qualifying institution's taxable income, computed before certain modifications and such deductions.

	If the Bank's reserve for loan losses on qualifying real property loans exceeds the amount that would have been allowed under the experience method, and if the Bank makes distributions to its shareholders that are considered to be withdrawals from that excess bad debt reserve, then amounts withdrawn will be included in the Bank's taxable income. The amount considered to be withdrawn by a distribution will be the amount of the distribution plus the amount necessary to pay the Bank's tax with respect to the withdrawal.
Dividends paid out of the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes will not be considered to result in withdrawals from the Bank's bad debt reserves. Distributions in excess of the Bank's current or accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation of the Bank will be considered to result in withdrawals from the Bank's bad debt reserves.

	Depending on the composition of its items of income and expense, a thrift institution may be subject to the corporate alternative minimum tax. A thrift institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of the alternative minimum taxable income (AMTI), as reduced by an exemption varying with ATMI, exceeds the regular tax due. In general, AMTI equals regular taxable income (adjusted as described below) increased by certain items of tax preference, including depreciation deductions for property placed in service before January 1, 1987 in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed or regular tax purposes), and the amount of the bad debt reserve deduction claimed in excess of the deduction that would have been allowed under the experience method. The adjustments to regular taxable income in determining AMTI, includes, among other things, basing depreciation deductions on the alternative depreciation system for property placed in service after December 31, 1986 increased by 75% of the excess of the adjusted current earnings ("ACE") over ATMI (computed without the ACE adjustment and without the alternative tax net operating loss adjustment). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid can be credited against regular tax due in later years.

Georgia Income Tax
------------------

	Beginning January 1, 1984, savings institutions became subject to standard Georgia corporate taxes which are deductible in determining federal taxable income.

Item 2.	DESCRIPTION OF PROPERTIES

	The executive office of the Company and Bank is located at 1703 Gloucester Street, Brunswick, Georgia 31520, and its telephone number at that office is (912) 267-7283. The Bank also has six full-service branch offices. The following table sets forth the addresses of the aforementioned offices, their net book value and the expiration dates of the leases applicable to the offices not owned by the Bank.

	Effective September 22, 1995, the Bank completed the sale of its Alma branch, which resulted in a net gain of $122,043.

Office                 Lease Expiration Date            Net Book Value
-------                ---------------------          -------------------
Executive Office
----------------

1703 Gloucester Street
Brunswick, GA 31520            owned                        $904,694

Full Service Offices
--------------------

Altama Avenue Office
4510 Altama Avenue
Brunswick, GA 31520          7/28/2007                        ---

Demere Village
2461 Demere Road
St. Simons Island, GA
31522                         owned                        $241,218

North Brunswick Office
2001 Commercial Drive
South
Brunswick, GA 31525           6/27/97                        ---

Waycross-Plant
1010 Plant Avenue
Waycross, GA 31501	            owned                       $206,429


Blackshear
129 Highway 82 East
Blackshear, GA 31516           owned                       $30,354

Hinesville
404 South Main
Hinesville, GA 3131            owned                     $206,430

Item 3.	LEGAL PROCEEDINGS

	Neither the Company nor the Bank is a party to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, and no such proceedings are known to be contemplated by governmental authorities.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

		Not applicable


                       PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER	MATTERS

	Information concerning common stock, shareholders and dividends appears in the Annual Report under the heading "Shareholder Information" and is incorporated by reference herein.

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

	Management's discussion and analysis of the Company's financial condition and its results of operations appears in the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

Item 7.	FINANCIAL STATEMENTS

	The consolidated financial statements of the Company and the Bank as of September 30, 1995 and 1994 and for each of the years in the three year period ended September 30, 1995, and the report issued thereon by the Company's independent certified public accountants, appear in the Annual Report and are incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH
       	ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

	None.


PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
     		 CONTROL PERSONS; Compliance with Section 16(a)
		      of the Exchange Act

	Information concerning the Company's and the Bank's Directors and Executive Officers appears in the Proxy Statement under the heading "Election of Directors" and "Executive Officers" and is incorporated by reference herein.

Item 10.	EXECUTIVE COMPENSATION

	Information concerning the compensation of the Company's and the Bank's Management appears in the Proxy Statement under the heading "Executive Compensation" and is incorporated by reference herein.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Information concerning beneficial owners of more than 5% of the Company's common stock appears in the Proxy Statement under the heading "Ownership of Stock - Principal Holders of Stock" and is incorporated by reference herein.

	Information concerning the common stock owned by the Company's management appears in the Proxy Statement under the heading "Ownership of Stock - Stock Owned by Management" and is incorporated by reference herein.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Information concerning certain relationships and related transactions appears in the Proxy Statement under the heading
"Executive Compensation - Certain Other Transactions" and is incorporated by reference herein.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

		The list of documents set forth on the Exhibit Index that
			immediately follows the last signature page hereof is
			incorporated herein by reference, and such documents are filed as exhibits to this report on Form 10-KSB.

	(b)	Reports on Form 8-K:

		No reports on Form 8-K were filed during the year ended
				September 30, 1995.

SIGNATURES

	In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             							FIRST GEORGIA HOLDING, INC.
                                                         	(Registrant)



                                                	   BY:		HENRY S. BISHOP
                                                  					  Henry S. Bishop
                                                							  President




                                             							Date: DECEMBER 29, 1995

POWER OF ATTORNEY

	KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Henry S.
Bishop and G.F. Coolidge III, and each of them, the person's attorneys-in-fact, each with full power of substitution, for the person in his or her name, place and stead, in any and all capacities, to sign any amendment to this Report on form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


Signatures                          Title                        Date
-------------                    -------------              ------------

HENRY S. BISHOP             President and Director
Henry S. Bishop           (principal executive officer)    December 29, 1995



B.W. BOWIE                      Director                   December 29, 1995
B.W. Bowie

TERRY DRIGGERS                  Director                   December 29, 1995
Terry Driggers

ROY K. HODNETT
Roy K. Hodnett                  Director                   December 29, 1995

HUBERT W. LANG, JR.
Hubert W. Lang, Jr.             Director                   December 29, 1995

E. RAYMOND MOCK
E. Raymond Mock                Director                    December 29, 1995

JAMES D. MOORE
James D. Moore                 Director                    December 29, 1995

D. LAMONT SHELL
D. Lamont Shell                Director                    December 29, 1995

G.F. COOLIDGE III
G.F. Coolidge III        Chief Financial Officer
                        (principal financial and
                         accounting officer)               December 29, 1995

                                 EXHIBIT INDEX

Exhibit No.                      Document               Sequentially Numbered
------------                  ----------------        ---------------------
                                                                 Page
                                                              ----------
   3.(i)             Articles of Incorporation of First
                     Georgia Holding, Inc. incorporated
                     herein by reference to Appendix B to
                     the Proxy Statement and Prospectus
                     included in the Registration Statement
                     on Form S-4 (SEC No. 33-19150),
                     filed December 18, 1987 ("Form S-4"),
                     as amended on December 31, 1987
                     ("Amendment No. 1") First Georgia
                     Savings Bank, F.S.B. is now known as
                     First Georgia Bank, F.S.B                       N/A


   3.(ii)            Amended By-Laws of First Georgia
                     Holding, Inc. incorporated by reference
                     to Exhibit 3(ii) of the Form 10-KSB for
                     the year ended September 30, 1994
                     (the "1994 10-KSB")                            N/A


 *10.1               First Georgia Holding, Inc. 1995 Stock     [Appendix A
                     Incentive Plan                             of the Proxy
                                                                 Statement]


 *10.2               First Georgia Holding, Inc. Employee       [Appendix B
                     Stock Purchase Plan                        of the Proxy
                                                                Statement]


 *10.3                Qualified 401 (k) Standardized Profit
                      Sharing Plan, Adoption Agreement,
                      First Georgia Savings Bank, F.S.B.,
                      incorporated herein by reference to
                      Exhibit 10.3 of the Form 10-K for the
                      year ended September 30, 1992 (the
                      "1992 10-K")                               N/A


 *10.4                Qualified Retirement Plan, Basic Plan
                      Document, First Georgia Savings
                      Bank, F.S.B., incorporated herein by
                      reference to Exhibit 10.4 of the 1992
                      10-K                                       N/A

  13                  First Georgia Holding, Inc. 1995
                      Annual Report                               41


  21                  Subsidiaries of First Georgia Holding,
                      Inc. incorporated by reference to
                      Exhibit 21.6 of the Form 10-KSB for
                      the year ended September 30, 1993
                      (the "1993 10-KSB)                         N/A


  23                   Consent of KPMG Peat Marwick LLP          42

  24                   A Power of Attorney is set forth on the
                       signature pages to this Form 10-KSB       37


  99.1                 The Company's Proxy Statement for
                       the Annual Meeting of Shareholders
                      (the "Proxy")to be held January 22,
                      1996, incorporated by reference to the
                      Proxy filed December 14, 1995.           N/A


* The indicated exhibit is a compensatory plan required to be filed as an exhibit to this Form 10-KSB.6