Form 10KSB/A
period 1995-09-30
FIRST GEORGIA HOLDING INC
filed 1996-01-17
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Form 10-KSB/A

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

SIGNATURES

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


  21                  Subsidiaries of First Georgia Holding,
                      Inc. incorporated by reference to
                      Exhibit 21.6 of the Form 10-KSB for
                      the year ended September 30, 1993
                      (the "1993 10-KSB)                         N/A


  23                   Consent of KPMG Peat Marwick LLP          42

  24                   A Power of Attorney is set forth on the
                       signature pages to this Form 10-KSB       37

  27                   Financial Data Schedule for the 1995
                       10-KSB.                                   43




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