Form 10QSB
period 1995-12-31
FIRST GEORGIA HOLDING INC
filed 1996-01-29
CIK 826491

FORM 10-QSB

                 U. S. Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES	EXCHANGE
    ACT  OF 1934.

    For the quarterly period ended December 31, 1995

[] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES	EXCHANGE
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

    Number of shares of Common Stock outstanding as of December 31, 1995.


                                1,326,641

                                PART I
                         FINANCIAL INFORMATION

The consolidated financial statements of First Georgia
Holding, Inc. filed as a part of this report are as follows:


                                                       	       Page

Consolidated Balance Sheets as of
December 31, 1995 and September 30, 1995			                   		3


Consolidated Income Statements for the
 Three Months Ended December 31, 1995 & 1994 		               		4


Consolidated Cash Flow Statements for
 the Three Months ended December 31, 1995 & 1994		 		           5


Notes to Consolidated Financial Statements					                 6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations			                      			7



                           PART II
                      OTHER INFORMATION


Item 5:		Other Information		        	                    		  	11

Item 6:		Exhibits and reports on Form 8-K	               		  	11

FIRST GEORGIA HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

                                                  12/31/95               9/30/95
                                               ----------------     ------------
Assets:

Cash	                                            $ 	1,961,790		        2,543,495
Interest bearing deposits in other banks	          	1,841,963        		2,352,183
Investment securities to be held to maturity 	     	9,445,524	        	9,180,978
Loans receivable, net 		                          113,968,433		      110,432,233
Real estate acquired in settlement of loans	         	238,770	          	206,334
Federal Home Loan Bank stock, at cost 	            	1,575,700	        	1,575,700
Premises and equipment, net		                       3,373,848	        	3,388,207
Accrued interest receivable		                         844,278	          	751,108
Intangible assets, net 	                           	1,375,334	        	1,408,268
Other assets                                        		956,181          		903,891
				                                              -----------        -----------
                                               	 $135,581,821		      132,742,397
                                                 ============        ===========

Liabilities and Stockholders' Equity

Liabilities:

Deposits 	                                      $	108,092,277		      106,527,689
Federal Home Loan Bank advances 	                 	13,798,000		       11,948,000
Advance payments by borrowers for property
 taxes and insurance 		                                62,789           		90,238
Other borrowed money 		                               192,000	          	192,000
Accrued expenses and other liabilities 	           	2,180,649        		2,859,484
				                                             ------------        -----------
                                                		124,325,715      		121,617,411
                                                 ------------        -----------
Stockholders' Equity

Common stock, $1.00 par value.  Authorized
 15,000,000 shares; issued and outstanding
 1,326,641 shares                                 		1,326,641		        1,326,641
Additional paid-in capital		                        5,786,164		        5,786,164
Retained earnings 		                                4,143,301		        4,012,181
				                                             ------------        -----------
                                                 		11,256,106	       	11,124,986
				                                             ------------        -----------
                                               	$	135,581,821	      	132,742,397
				                                             ============        ===========
[FN]
See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING COMPANY
CONSOLIDATED INCOME STATEMENTS


                                                      				Three Months Ended
                                                 -------------------------------
                              				                 12/31/95		          12/31/94
						                                           -------------------------------
Interest Income:
 Loans			                                         $	2,701,524	        	2,589,421
 Investment securities			                            	152,971          		109,900
 Other 			                                            	23,687           		15,377
                                                  -----------          ---------
  Total interest income			                         	2,878,182		        2,714,698
                                                  -----------          ---------
Interest Expense:
 Deposits				                                       1,433,800        		1,160,618
 Advances and other borrowings			                    	218,801          		277,318
                                                  -----------          ---------
  Total interest expense			                        	1,652,601	        	1,437,936
						                                            -----------          ---------
   Net interest income			                          	1,225,581	        	1,276,762

 Provision for Loan Losses 				                        18,990                 	0
						                                            -----------          ---------
 Net interest income after
  provision for loan losses                     				1,206,591	        	1,276,762
						                                            -----------          ---------
Other Income:
 Loan fees				                                         66,696	           	85,857
 Deposit service charges			                          	133,282	          	158,570
 Other operating income				                            17,580	           	19,405
						                                            -----------          ---------
  Total other income				                              217,558          		263,832
						                                            -----------          ---------
Other Expenses:
 Salaries and employee benefits 			                  	447,141          		465,416
 Net occupancy expense			                            	243,581          		235,323
 Data processing				                                    1,581		            3,974
 Amortization of intangibles			                       	32,934           		35,826
 Loss on sale of foreclosed property			                	6,719              		994
 Federal insurance premiums			                        	66,249           		75,000
 Other operating expenses			                         	214,736          		203,520
						                                           ------------          ---------
  Total other expenses			                          	1,012,941		        1,020,053
                                                 ------------          ---------
   Income before income taxes			                     	411,208		          520,541

   Income taxes                                   				147,423	          	197,785
						                                           ------------         ----------
     Net Income			                              $    	263,785          		322,756
						                                          =============        ===========

Income per share of common stock			             $       	0.18		             0.23
						                                          =============        ===========
Weighted average number of shares outstanding		   		1,326,641		        1,326,641

[FN]
See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING COMPANY
CONSOLIDATED CASH FLOW STATEMENTS


                                               					   1995		             1994
                                                  --------------    ------------
OPERATING ACTIVITIES:
 Net income				                                       $	263,785        	322,756
  Adjustments to reconcile net income
  to net cash provided by operations:
   Provision for loan losses				                        	18,990               0
   Depreciation and amortization				                 	1,265,569      	1,795,005
   Increase (Decrease) in income taxes payable	     				(22,560)       	185,274
   Increase in interest receivable				                  	93,170        	101,683
   Increase in interest payable				                     	34,025         	16,136
   Increase (decrease) in other assets			              		52,290	         (1,968)
   Increase in accrued expenses and other liab.	   				(678,835)	      	(87,880)
  (Gain)/loss on sale of assets				                      	6,719          		(994)
							                                              -----------      ----------
 Net Cash Provided By Operating Activities		       			1,033,153	      2,330,012
							                                              ----------       ----------
INVESTING ACTIVITIES:
 Purchase of investment securities				                 	450,000	   	          0
 Principal collected on loan securities			            		145,872       	 	42,231
 Loans originated				                               	17,642,000	    	17,222,000
 Purchase of premises and equipment			                	 	81,506        		10,306
 Proceeds from sale of real estate				                  	22,479		             0
 Purchase of FHLB stock				                                  	0             		0
 Proceeds from sale of MBS's				                            	 0         		    0
 Proceeds from maturity of investments			                   		0		             0
							                                              -----------     -----------
 Net Cash Used By Investing Activities			          		18,341,857    		17,274,537
							                                              -----------     -----------
FINANCING ACTIVITIES:

 Net change in deposit accounts				                  	1,564,588	     	2,164,585
 Proceeds from FHLB advances				                     	6,350,000    	 	3,500,000
 Repayment of FHLB advances				                      	4,500,000	     	2,000,000
 Net change in borrowings				                        	1,850,000      		(800,000)
 Cash Dividends paid				                               	132,664        		79,598
 Change in escrow				                                  	(27,449)	       	(8,290)
							                                              ------------    -----------
  New Cash Provided by Financing Activities		     			14,369,803     		6,935,893

Increase In Cash And Cash Equivalents			            	 	(581,705)		      143,899
Cash and Cash equivalents at beginning of year		  		 	2,543,495     		3,321,182
							                                              -----------      ---------
Cash and cash equivalents at end of quarter		     		$	1,961,790		     3,465,081
							                                              ==========       =========
[FN]
See accompanying notes to consolidated financial statements.

                        FIRST GEORGIA HOLDING, INC

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of December 31, 1995 and September 30, 1995. Also included are the results of its operations for the three months ended December 31, 1995 and 1994 and changes in financial position for the three months ended December 31, 1995 and 1994. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

	For further information, refer to the
consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30, 1995.

(2)	EARNINGS PER SHARE

	Earnings per common share were computed using the weighted average number of shares outstanding during the period as shown on the face of the Consolidated Income Statements.

FIRST GEORGIA HOLDING, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity
---------
	First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal
Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings.
The Bank's liquidity level was 8.91% and 13.49% at December 31, 1995 and September 30, 1995, respectively.

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

Capital Resources
-----------------
	The following is a reconciliation at December
31, 1995 of the Bank's equity capital under generally accepted accounting principles to regulatory capital.

	First Georgia Bank
	  Stockholder's Equity	     	            11,385,000

	Less:
	  Intangible Assets				                   1,375,000
                                         -----------
	    Tangible Capital			                  10,010,000

	Plus:
	  Qualifying intangible assets	           1,375,000
                                         -----------
	     Core Capital			                     11,385,000

	Plus:
	  Supplemental Capital			                 1,008,000
                                         -----------
	     Risk-based Capital			               12,393,000
                                         ===========

	Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 1995 the Bank met all three capital requirements.

	The Bank's regulatory capital and the required minimum amounts, at December 31, 1995 are summarized as follows:

                                                              Required
                             Bank Capital                  Minimum Amount
                             %           $                  %             $
                          -------   ------------         -------     -----------
Tangible Capital:          7.46%     10,010,000           1.50%       2,033,730
Core Capital:              8.40%     11,385,000           3.00%       4,067,000
Risk-based:               11.39%     12,393,000           8.00%       8,708,240



                                     Excess Over Required Minimum Amount
                                           %               $
                                       -----------  ---------------
Tangible Capital:                        5.96%         7,976,270
Core Capital:                            5.40%         7,317,540
Risk-based:                              3.39%         3,684,760


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



                            Tier 1 Risk-based      Risk-based        Leverage
                              Capital Ratio        Capital Ratio       Ratio
                            ------------------    --------------    ----------

Well capitalized              10% or above         6% or above      5% or above
Adequately capitalized         8% or above         4% or above      4% or above
Undercapitalized              Less than 8%         Less than 4%     Less than 3%
Significantly
  undercapitalized            Less than 8%         Less than 4%     Less than 3%
Critically
  undercapitalized            ------------         ------------     2% or less



	An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

	At December 31, 1995, the Bank's Tier 1 risk-based capital ratio was 10.46%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

	The Bank's capital position changed during the quarter ended December 31, 1995. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

Interest income
---------------
	Interest income on loans increased $112,103 or
4.33% for the quarter ended December 31, 1995,
compared for the same quarter ended December 31, 1994.
This increase is largely due to a substantial increase
in the average rate on loans, which increased from
8.84% last year to 9.48% at December 31, 1995.
Competition for loans remains strong, and loan demand
has increased somewhat.   However, the Bank continues
to be selective in the loans that it makes.
Management expects loan demand to increase further because of the downward trends in interest rates.
	Interest income on investments increased $43,071 or 39.19% for the quarter ended December 31, 1995 as compared to the same time last year. The Bank invested excess cash reserves into several new securities. Total interest income increased 6.02%, or $163,484 for the quarter ended December 31, 1995 over the same period in 1994.

Interest expense
----------------
	Interest on deposits increased $273,182 or
23.54% for the three month period  ended December 31,
1995 as compared with the same periods ending December
31, 1994.  The main reason for this increase is the
growth in average deposits of $2,276,457 from December
31, 1994 to December 31, 1995.  Interest on advances
and other borrowings decreased $58,517, or 21.10% over
the comparable three month periods.    Interest rates
on advances have dropped significantly, and the rate on the Bank's line of credit with another institution is tied to the Prime Rate, which also has decreased substantially from December 31, 1994 to December 31,
1995. Total interest expense increased $214,665, or 14.93% for the quarter ended December 31, 1995 over the quarter ended December 31, 1994.

Net Interest Income
-------------------
	Net Interest income decreased $51,181 or 4.01% for the quarter ended December 31, 1995 over December
31, 1994. This decrease is the result of an increase in deposit balances for which the increase in interest rates on loans could not compensate.

Provision for Loan Losses
-------------------------
	Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. The provision for loan losses expense increased $18,990 for the quarter ended December 31, 1995 as compared with the corresponding period ending December 31, 1994. Net Interest Income after Provision for Loan
Losses for the quarter ended December 31, 1995 decreased $70,171, or 5.50% over the quarter ended
December 31, 1994.

Other Income
------------
	Other Income for the quarter dropped $46,274, a
17.54% difference from the same quarter the previous
year.  Deposit services charges decreased $25,288
(15.95%) for the quarter ended December 31, 1995.  As
the Bank tries to retain exceptional customers, fee
income on non-sufficient funds has dropped
substantially.   Loan Fees also decreased $19,161 or
22.32% for the quarter, due primarily to a drop in the average loans outstanding.

Other Expenses
--------------
	Other expenses decreased $7,112 (0.70%) for the quarter ended December 31, 1995 as compared to December 31, 1994. This decrease is the result of a $18,275 drop in Salaries and Employee Benefits, or 3.93%, at December 31, 1995 compared to December 31,
1994. As people leave the employment of the Bank, their duties have been successfully overtaken by remaining employees, thus eliminating the need to hire replacements. Management's continues to diligently focus on expense control continues to show improved results. Net income for the quarter ended
December 31,1995 increased $50,362 or 18.27% over quarter ended, December 31 1994.

               FINANCIAL CONDITION

Assets
-------
	Loan volume increased $3,536,200 or 3.20% for the three month period from September 30, 1995 to December 31, 1995. Even with strong competition in a tight loan market, loans showed strong growth. Cash decreased $581,705 (22.87%) and interest bearing deposits in other banks also decreased $510,220
(21.69%) for the quarter ended December 31,1995 as compared to December 31,1994. As loan balances grew, the Bank's cash balances were used for funding.

Liabilities
-----------
	Deposits increased $1,564,588 or 1.47% from December 31, 1994 to December 31, 1995. The Bank also increased Federal Home Loan Bank advances this quarter by $1,850,000 over last year's corresponding quarter.
This increase in borrowings was necessary to help fund new loans.

                      PART II


ITEM 5.		OTHER INFORMATION

The Company declared a $0.10 per share
dividend on all shares outstanding as of December 1, 1995. The dividend was paid on December 15, 1994.

ITEM 6.		EXHIBITS AND REPORTS ON FORM 8-K.

				No reports were filed on form 8-K.

                SIGNATURES

In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:                     		   					BY: G. FRED COOLIDGE III
                                        --------------------
									                               G. Fred Coolidge III
					                                   Senior Vice President
                                        Chief Financial Officer