Form 10QSB
period 1996-03-31
FIRST GEORGIA HOLDING INC
filed 1996-04-29
CIK 826491

FORM 10-QSB

                 U. S. Securities and Exchange Commission
                         Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934.

For the quarterly period ended March 31, 1996

[  ] 	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1943.

For the transition period from___________ to _________

			Commission file number   0-16657
                           --------
                    FIRST GEORGIA HOLDING, INC.

	Georgia								                          		58-1781773
 ---------------------------               --------------------
(State or other jurisdiction 		         			 (I.R.S. Employer
or incorporation or organization)       	    Identification Number)

                          1703 Gloucester Street
                         Brunswick, Georgia 31521
                      -------------------------------

                             (912) 267-7283
                         (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes__X__      No______

Number of shares of Common Stock outstanding as of March 31, 1996.


2,023,711

                                 PART I
                       FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:


	                                                                       Page

Consolidated Balance Sheets as of
March 31, 1996 and September 30, 1995			 		                              		3


Consolidated Income Statements for the
 Three Months Ended March 31, 1996 & 1995 and
 Six Months Ended  March 31, 1996 & 1995				                            			4

Consolidated Cash Flow Statements for
 the Six Months ended December 31, 1995 & 1994				                       		5


Notes to Consolidated Financial Statements					                          		6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations					                                		7



                               PART II
                           OTHER INFORMATION


Item 4:		Submission of Matters to a Vote of Security Holders  	     		  	11

Item 6:		Other Information					                                      	  	11

        FIRST GEORGIA HOLDING COMPANY
         CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

Assets:                                       03/31/96     9/30/95
                                             ---------    ---------
Cash                                         $   3,398        2,544
Interest bearing deposits in other banks         1,476        2,352
Investment securities to be held to maturity     9,360        9,181
Loans receivable, net                          120,027      110,432
Real estate acquired in settlement of loans          0          206
Federal Home Loan Bank stock, at cost            1,576        1,576
Premises and equipment, net                      3,311        3,388
Accrued interest receivable                        877          751
Intangible assets, net                           1,342        1,408
Other assets                                       766          904
                                             ---------     ---------
                                             $ 142,133      132,742
                                             =========     =========
Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                $ 114,143      106,528
     Federal Home Loan Bank advances            14,400       11,948
     Advance payments by borrowers for property
       taxes and insurance                          55           90
     Other borrowed money                          192          192
     Accrued expenses and other liabilities      1,738        2,859
                                               -------      --------
                                               130,528      121,617
                                              ---------    ---------
Stockholders' Equity
 Common stock, $1.00 par value.  Authorized
 15,000,000 shares; issued and outstanding
 2,023,711 shares                                2,024        1,990
 Additional paid-in capital                      5,149        5,123
 Retained earnings                               4,432        4,012
                                              ---------    ---------
                                                11,605       11,125
                                              ---------    ---------
                                             $ 142,133      132,742
                                              =========    =========

See accompanying notes to consolidated financial statements.

        FIRST GEORGIA HOLDING COMPANY
       CONSOLIDATED INCOME STATEMENTS

(Amounts in thousands, except per share data)

                                         Three Months Ended     Six Months Ended
                                        03/31/96    03/31/95   03/31/96 03/31/95
                                       ----------  ----------  -------- --------
Interest Income:
   Loans                             $   2,715        2,745      5,417    5,334
   Investment securities                   179          118        332      228
   Other                                    21           31         44       47
                                        ------       -------    -------  ------
      Total interest income              2,915        2,894      5,793    5,609
                                        ------       -------    -------  ------
Interest Expense:
   Deposits                              1,398        1,265      2,831    2,426
   Advances and other borrowings           242          282        461      560
                                        ------       -------    ------   ------
      Total interest expense             1,640        1,547      3,292    2,986
                                        ------      --------    ------   ------
      Net interest income                1,275        1,347      2,501    2,623

Provision for Loan Losses                   11           61         30       61
                                        ------       ------     ------   ------
   Net interest income after
    provision for loan losses            1,264        1,286      2,471    2,562
                                        ------       ------     ------   ------
Other Income:
   Loan fees                                97          108        164      194
   Gain (Loss) on Sale of Foreclosed
    Property                                 8           (3)         1       (4)
   Deposit service charges                 137          151        271      309
   Other operating income                   11           22         28       42
                                        -------       ------     ------  ------
     Total other income                    253          278        464      541
                                        -------       ------     ------  ------
Other Expenses:
    Salaries and employee benefits         509          469        956      934
    Net occupancy expense                  239          234        483      470
    Data processing                          4            6          5       10
    Amortization of intangibles             33           35         66       72
    Federal insurance premiums              62           75        128      150
    Other operating expenses               233          229        450      431
                                        ------        ------     ------  ------
      Total other expenses               1,080        1,048      2,088    2,067
                                        ------        ------    -------  ------
      Income before income taxes           437          516        847    1,036

Income taxes                               148          200        295      397
                                        ------        ------    -------  ------
    Net Income                       $     289          316        552      639
                                        ======        ======    ======   ======

Income per share of common stock     $    0.13         0.16       0.26     0.32
                                       =======        ======    ======   ======
Weighted average number of shares
 outstanding                        1,999,604    1,989,962  1,994,757  1,989,962
                                    ----------   ---------  ---------  ---------

See accompanying notes to consolidated financial statements

        FIRST GEORGIA HOLDING COMPANY
      CONSOLIDATED CASH FLOW STATEMENTS

(Amounts in thousands)
                                              SIX MONTHS ENDED MARCH 31,
                                                   1996        1995
                                                ----------  ----------
OPERATING ACTIVITIES:
  Net income                                 $     552          639
  Adjustments to reconcile net income
    to net cash provided by operations:
    Provision for loan losses                       30           61
    Depreciation and amortization                  259          257
    Increase (Decrease) in income taxes payable   (224)          91
    Increase in interest receivable                126          140
    Increase in interest payable                     6           68
    Increase (decrease) in other assets           (137)         225
    Increase in accrued expenses and
     other liabilities                          (1,121)        (740)
    (Gain)/loss on sale of assets                    1           (4)
                                               --------    ---------
    Net Cash Provided By Operating Activities     (508)         737
                                               ---------   ---------
INVESTING ACTIVITIES:
  Purchase of investment securities                  0          814
  Principal collected on loan securities           241          102
  Loans originated                              40,500       39,330
  Purchase of premises and equipment               116           16
  Proceeds from sale of real estate                584          142
  Purchase of FHLB stock                             0            0
  Proceeds from sale of MBS's                        0            0
  Proceeds from maturity of investments              0        1,000
                                                ------      -------
    Net Cash Used By Investing Activities       41,441       41,404
                                                ------      -------
FINANCING ACTIVITIES:

  Net change in deposit accounts                 7,616        8,125
  Proceeds from FHLB advances                   17,100        3,500
  Repayment of FHLB advances                    13,648        2,500
  Net change in borrowings                       2,452       (1,300)
  Cash Dividends paid                                0           80
  Change in escrow                                 (35)         (11)
                                               --------     --------
    New Cash Provided by Financing Activities   40,781       12,894
                                               --------     --------
Increase In Cash And Cash Equivalents              855         (646)

Cash and Cash equivalents at beginning of year   2,543        3,321
                                               -------      --------
Cash and cash equivalents at end of quarter  $   3,398        2,675
                                               =======      ========

See accompanying notes to consolidated financial statements

                         FIRST GEORGIA HOLDING, INC

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of March 31, 1996 and September 30, 1995. Also included are the results of its operations for the three months ended March 31, 1996 and 1995 and changes in financial position for the six months ended March 31, 1996 and 1995. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                        FIRST GEORGIA HOLDING, INC.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

	First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 5.24% and 13.49% at March 31, 1996 and September 30, 1995, respectively.

	The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal, interest payments received,
new deposits, and excess liquid assets.   Significant loan demand, deposit
withdrawal, increased delinquencies, and increased real estate acquired in
settlement of loans (REO) could alter this condition.    Management does not
foresee any liquidity problems for 1996.

CAPITAL RESOURCES

	The following is a reconciliation at March 31, 1996 of the Bank's equity capital under generally accepted accounting principles to regulatory capital.

	First Georgia Bank
	  Stockholder's Equity		          		11,678,000

	Less:
	  Intangible Assets            				  1,375,000
                                    ------------
                              							10,336,000

	Plus:
	  Qualifying intangible assets  			  1,342,000
                                    ------------
	     Core Capital		              			11,678,000

	Plus:
	  Supplemental Capital	         			  1,014,000
                                    ------------
	     Risk-based Capital				         12,692,000
                                    ============
	Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At March 31, 1996 the Bank met all three capital requirements.

	The Bank's regulatory capital and the required minimum amounts, at March 31, 1996 are summarized as follows:

(Dollar Amounts in Thousands)
	                                 					       Required		           Excess
		                     Bank Capital	        Minimum Amount	      (Deficiency)
                     ---------------      ----------------       --------------
                			     %	        $		        %  	      $		          %	       $
           		        ---------------      ----------------       --------------
Tangible Capital:		   7.34	    10,336		     1.50	    2,132	       	5.84	  8,204

Core Capital:		       8.22	    11,678		     3.00	    4,264	       	5.22	  7,414

Risk-based Capital:	  9.83	    12,692		     8.00	   10,328	       	1.83  	2,364


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

	       			          Tier 1 Risk-Based		     Risk-Based		         Leverage
                   					Capital Ratio		    Capital Ratio		         Ratio
                					-----------------		   --------------     	---------------

Well Capitalized				     10% or above		     6% or above       		5% or above

Adequately Capitalized			 8% or above		     4% or above		       4% or above

Undercapitalized				     Less than 8%		     Less than 4%		      Less than 3%

Significantly
 Undercapitalized	      	Less than 8%		     Less than 4%		      Less than 3%

Critically
 Undercapitalized	   		--------------	   	 --------------		     2% or less


	An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

	At March 31, 1996, the Bank's Tier 1 risk-based capital ratio was 9.05%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

	The Bank's capital position changed during the quarter ended March 31, 1996. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

	Interest income on loans decreased $29,580 or 1.08% for the quarter ended March 31, 1996, compared for the same quarter ended March 31, 1995.
This small decrease is the result of a decrease in the average rate earned on loans, which was 9.50% in 1995 compared to 9.38% for the quarter ended
March 31, 1996.   For the six month period ended March 31, 1996, interest
income was up 1.55%, or $82,523 over the same period in 1995.  The average rates earned on loans for the six months ended March 31, 1996 was 9.42% compared to 9.17% for the same period ended March 31, 1995. Competition
for loans remains strong, and loan demand is still steady.   However, the Bank
continues to be selective in the loans that it makes, as evident by its low real estate foreclosed balances. Management expects loan demand to maintain healthy levels because of the level interest rates.
	Interest income on investments increased $60,684 or 51.51% for the quarter and $103,755, or 45.56%, for the six months ended March 31, 1996 as compared to the same time last year. The Bank invested excess cash reserves into several new securities with excellent rates of returns. Total interest income increased 0.70%, or $20,390 for the quarter ended March 31, 1996 and 3.28%, or $183,874 for the six months ended March 31, 1996 over the respective periods last year.

INTEREST EXPENSE

	Interest on deposits increased $132,192 or 10.45% for the three month period ended March 31, 1996 over the same period ended March 31, 1995.
The six month period ended March 31, 1996 shows a 16.71%, or $405,374, increase over the six month period ended March 31, 1995. Although the rates paid on deposits did decrease from one year to the next, the Bank saw a considerable increase in the volume of deposits. Interest on advances and other borrowings decreased $40,424, or 14.32% over the comparable three month
periods and $98,941, or 17.68% over the same six month periods.   The Bank
has been able to pay off some high rate advances as they matured and, when needed, replaced them with advances carrying a lower rate. Total interest expense increased $91,768, or 5.93% for the quarter ended March 31, 1996 and $306,433 or 10.26% for the six month period ended March 31, 1996 over the the applicable periods last year.

NET INTEREST INCOME

	Net Interest income decreased $71,378 or 5.30% for the quarter ended March 31, 1996 over March 31, 1995. Net Interest income decreased
$122,559 or 4.67% for the six months ended March 31, 1996 over March 31, 1995. This decrease is the result of an increase in deposit balances for which the increase in interest rates on loans could not compensate.

PROVISION FOR LOAN LOSSES

	Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. The provision for loan losses expense decreased $49,712 for the quarter ended March 31, 1996 as compared with the corresponding period ending March 31, 1995 and $30,722 for the six month period ended March 31, 1996 with respect with the same period in 1995. Net Interest Income after Provision for Loan Losses for the quarter ended March
31, 1996 decreased $21,666, or 1.69% from the same period last year. For the six month period ended March 31, 1996 decreased $91,837 as compared to the same period in 1995.

OTHER INCOME

	Other Income for the quarter dropped $25,569, a 9.19% difference from the same quarter the previous year, and for the six month period ending March 31, 1996, a 14.41% ($78,086) drop occurred from the same six month
period in 1995.   When the Bank sold its Alma branch last September and
opened its new North Brunswick Office, the Bank had to absorb the loss of loan and deposit fees from Alma while the new office slowly builds its loan and deposit base. As a result, loan fees have dropped ($11,119 for the quarter and $30,280 for the six month period) and deposit fees have decreased ($13,442 for the quarter and $38,739 for the quarter). Gains from the sale of real estate increased $10,876 for the quarter ended March 31, 1996 over March 31, 1995 and $5,151 for the six month period ended March 31, 1996 over March 31, 1995. As the quality of the loan portfolio increases and credit risk decreases, the Bank has not had to incur many losses in this area.

OTHE EXPENSES

	Other expenses increased  $31,648  (3.02%) for the quarter ended
March 31, 1996  as compared to March 31, 1995.  For the six month period, other expenses increased $18,811, or 0.91% from March 31, 1996 to the
comparable period ending March 31, 1995.   The main area of this increase is
in the area of employee salaries and benefits. Two mortgage brokers have come to First Georgia to aid the bank in offering a broader line of financial
products.  Their salaries are mitigated by the loan fees they generate.   Net
income for the quarter ended March 31,1996 decreased $27,385 or 8.67% from quarter ended March 31, 1996, and 486,856 or 13.59% for the respective six month periods.

                      FINANCIAL CONDITION

ASSETS

	Loan volume has increased substantially, $9,594,440 or 8.69% for the six month period from September 30, 1995 to March 1, 1996. Even with strong competition in a tight loan market, loans showed strong growth. As of March 31, 1996, no real estate was held by the institution. As the Bank increases in size, Management has been able to maintain a high level of quality in its assets.

LIABILITIES

	Deposits increased $7,615,513 or 7.15% and Federal Home Loan Bank advances also increased $2,452,000 or 20.52% for the six month period ended March 31, 1996. The Bank has seen a marked increase in deposits despite the
competition in the community from other banks for these funds.   As loans
grew at a fast pace, the Bank increased its borrowings to help fund these loans.

PART II


ITEM 4.	Submission of Matters to a Vote of Security Holders

		The Shareholders Annual Meeting of First Georgia Holding Company held on January 22, 1996 was conducted with the following votes:

	I.  The appointment of independent auditors for the fiscal year 1996.

	For	         	1,152,183
	Against		           -0-
	Abstain		  -------------
            			1,152,183

	II.  To ratify the 1995 Stock Incentive Plan

	For		         1,123,301
	Against		        25,582
	Abstain		           -0-
         			-------------
            			1,152,183

	III. To ratify the Company's Employee Stock Purchase Plan

	For		         1,027,016
	Against		        23,692
	Abstain		         3,300
         			-------------
            			1,054,008

	IV. The election of Class I Directors; B.W. Bowie, Terry K. Driggers, and Roy K. Hodnett

	For         		1,152,033
	Against		           -0-
	Abstain		           150
         			-------------
            			1,152,183


ITEM 5. 	Other Information

		The Company issued a 50% stock dividend, effectively accounted as a 3-for-2 stock split. The split was declared for all shareholders of record as of February 12, 1996 and was paid on February 29, 1996.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  04/26/96                            	BY:  G. FRED COOLIDGE
                                  			    	       G.  Fred Coolidge III
                      					                      Senior Vice President
                                      				       Chief Financial Officer