Form 10QSB
period 1996-06-30
FIRST GEORGIA HOLDING INC
filed 1996-08-07
CIK 826491

FORM 10-QSB

                    U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT  OF 1934.

          For the quarterly period ended June 30, 1996
                                         -------------
[  ]   TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1943.

          For the transition period frame to _________

            Commission file number            0-16657


                  FIRST GEORGIA HOLDING, INC.

  Georgia                                                58-1781773
- ----------------------------                           ----------------------
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
  Yes       X      No
          ------     ------
Number of shares of Common Stock outstanding as of June 30, 1996.


                           2,034,961

                             PART I
                     FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:


                                                                 Page

Consolidated Balance Sheets as of
June 30, 1996 and September 30, 1995                               3


Consolidated Income Statements for the
 Three Months Ended June 30, 1996 & 1995 and
 Nine Months Ended  June 30, 1996 & 1995                           4

Consolidated Cash Flow Statements for
 the Nine Months ended June 30, 1996 & 1995                        5


Notes to Consolidated Financial Statements                         6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                               7



                            PART II
                       OTHER INFORMATION


Item 5:          Other Information                                 11

FIRST GEORGIA HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

Assets:                                            06/30/96       9/30/95
                                                ------------     ---------
Cash                                            $    2,529          2,543
Interest bearing deposits in other banks             4,075          2,352
Investment securities to be held to maturity         9,402          9,181
Loans receivable, net                              120,343        110,432
Real estate acquired in settlement of loans             20            206
Federal Home Loan Bank stock, at cost                1,576          1,576
Premises and equipment, net                          3,217          3,388
Accrued interest receivable                            847            751
Intangible assets, net                               1,309          1,408
Other assets                                           703            904
                                                   --------      ---------
                                              $    144,022        132,742
                                              ============     ===========
Liabilities and Stockholders' Equity

Liabilities:
  Deposits                                    $    118,877        106,528
     Federal Home Loan Bank advances                11,600         11,948
     Advance payments by borrowers for property
       taxes and insurance                              68             90
     Other borrowed money                               92            192
     Accrued expenses and other liabilities          1,430          2,859
                                                  --------       ---------
                                                   132,066        121,617

Stockholders' Equity
 Common stock, $1.00 par value.  Authorized
    15,000,000 shares; issued and outstanding
     2,023,711 shares                                2,035          1,990
 Additional paid-in capital                          5,163          5,123
 Retained earnings                                   4,757          4,012
                                                   --------       --------
                                                    11,955         11,125
                                                  ---------      ---------
                                              $    144,022        132,742
                                              ============       =========
[FN]
See accompanying notes to consolidated financial statements.

                                  FIRST GEORGIA HOLDING COMPANY
                                 CONSOLIDATED INCOME STATEMENTS

                            Three Months Ended                 Nine Months Ended
                           06/30/96       06/30/95       06/30/96       06/30/95
                          -----------    ----------     ----------     ---------
Interest Income:
 Loans                  $    2,754          2,735          8,170          8,069
 Investment securities         179            126            510            353
 Other                          28             97             72            144
                            ------         ------         ------         -------
 Total interest income       2,961          2,958          8,753          8,566

Interest Expense:
 Deposits                    1,389          1,410          4,220          3,836
 Advances and other
  borrowings                   217            265            678            825
                            -------        -------        -------        -------
 Total interest expense      1,605          1,675          4,897          4,661
                            -------        -------        --------       -------
   Net interest income       1,355          1,282          3,856          3,905

Provision for Loan Losses       12             16             42             76
                            ------         -------        -------         ------
 Net interest income after
  provision for loan losses  1,344          1,267          3,814          3,829
                           --------       --------        -------         ------
Other Income:
 Loan fees                     107            107            270            301
 Gain (Loss) on Sale of
  Foreclosed Property            0              1              1             (3)
 Deposit service charges       131            144            401            453
 Other operating income         20             31             48             73
                           --------        -------         ------          -----
  Total other income           257            282            721            824
                           --------        -------         ------          -----
Other Expenses:
 Salaries and employee
   benefits                    524            481          1,480          1,415
 Net occupancy expense         245            223            728            693
 Data processing                 1              4              7             14
 Amortization of intangibles    33             36             99            107
 Federal insurance premiums     62             75            190            225
 Other operating expenses      241            257            688            688
                            -------        -------         ------        -------
  Total other expenses       1,106          1,075          3,192          3,143
                            -------        -------         ------        -------
Income before income taxes     495            473          1,343          1,510

  Income taxes                 169            179            465            577
                            -------         ------         ------         ------
    Net Income            $    325            294            878            933
                            =======         ======         ======         ======

Income per share of
  common stock            $   0.16           0.16           0.16           0.16
                            =======         ======         ======         ======
Weighted average number
  of shares outstanding      2,026          1,990          2,005          1,990

See accompanying notes to consolidated financial statements.

                                  FIRST GEORGIA HOLDING COMPANY
                                 CONSOLIDATED CASH FLOW STATEMENTS
                                                     NINE MONTHS ENDED JUNE 30,
                                                                 1996      1995
                                                              ---------  -------
OPERATING ACTIVITIES:
  Net income                                                 $    878       933
  Adjustments to reconcile net income
    to net cash provided by operations:
    Provision for loan losses                                      42        76
    Depreciation and amortization                                 288       279
    Amortization of intangibles                                    99       107
    Amortization of deferred loan fees                            (34)     (124)
    (Gain)/Loss on sale of assets                                  (1)        3
    Increase (decrease) in accrued interest receivable            (96)      (55)
    Increase (decrease) in other assets                           201      (386)
    Increase (decrease) in advance payments by borrowers for
       property taxes and insurance                               (22)        5
    Increase (decrease) in accrued expenses and liabilities    (1,430)      125
                                                              ---------  -------
    Net Cash Provided By Operating Activities                     (76)      965
                                                              ---------  -------
INVESTING ACTIVITIES:
  Principal payments received on mortgage-backed securities       349       267
  Maturities of investment securities                             100     1,000
  Purchase of investment securities                              (670)   (2,544)
  Loan originations, net of principal repayments              (10,316)   (3,625)
  Purchase of Premesis and equipment                             (117)     (211)
  Proceeds from the sale of real estate acquired in
       settlement of loans                                        584       605
                                                             ---------  --------
  Net Cash Used By Investing Activities                       (10,069)   (4,507)
                                                             ---------  --------
FINANCING ACTIVITIES:

  Net increase (decrease) in deposits                         12,349     11,941
 (Repayments of) Proceeds from other borrowings                 (100)    (1,048)
  Proceeds from FHLB Advances                                  7,350      3,500
  Repayments of FHLB Advances                                 (7,698)    (5,800)
  Net Proceeds from stock options                                 85          0
  Cash Dividends paid                                           (133)       (80)
                                                             --------    -------
    New Cash Provided by Financing Activities                 11,853      8,513
                                                             --------    -------
Increase In Cash And Cash Equivalents                          1,709      4,970
Cash and Cash equivalents at beginning of year                 4,896      4,038
                                                             --------    -------
Cash and cash equivalents at end of quarter               $    6,605      9,008
                                                          ===========    =======

See accompanying notes to consolidated financial statements.

                         FIRST GEORGIA HOLDING, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 1996 and September 30, 1995. Also included are the results of its operations for the three months ended June 30, 1996 and 1995 and changes in financial position for the nine months ended June 30, 1996 and 1995. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                  FIRST GEORGIA HOLDING, INC.
      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

  First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 5.75% and 13.49% at June 30, 1996 and September 30, 1995, respectively.

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

CAPITAL RESOURCES

  The following is a reconciliation at June 30, 1996 of the Bank's equity capital under generally accepted accounting principles to regulatory capital.

  First Georgia Bank
    Stockholder's Equity                  12,007,000

  Less:
    Intangible Assets                      1,310,000
                                         ------------
                                          10,697,000

  Plus:
    Qualifying intangible assets           1,310,000
                                         ------------
       Core Capital                       12,007,000

  Plus:
    Supplemental Capital                     992,000
                                         ------------
       Risk-based Capital                 12,999,000
                                         ============
  Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At June 30, 1996, the Bank met all three capital requirements.

  The Bank's regulatory capital and the required minimum amounts, at June 30, 1996 are summarized as follows:

(Dollar Amounts in Thousands)
                                            Required               Excess
                          Bank Capital     Minimum Amount        (Deficiency)
                ----------------------- -------------------  ------------------
                        %        $           %         $           %       $
                ----------------------- -------------------  ------------------
Tangible Capital:      7.50    10,697       1.50     2,160        6.00   8,537
Core Capital:          8.34    12,007       3.00     4,321        5.34   7,686
Risk-based Capital:   10.66    12,999       8.00     9,755        2.66   3,244


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

                           Tier 1 Risk-Based        Risk-based          Leverage
                             Capital Ratio           Capitalio            Ratio
                           -----------------      ---------------     ----------

Well Capitalized              10% or above        6% or above        5% or above
Adequately Capitalized         8% or above        4% or above        4% or above
Undercapitalized               Less than 8%       Less than 4%      Less than 3%
Significantly
  Undercapitalized             Less than 8%       Less than 4%      Less than 3%
Critically Undercapitalized    ------------       ------------      2% or less


  An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

  At June 30, 1996, the Bank's Tier 1 risk-based capital ratio was 9.85%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

  The Bank's capital position changed during the quarter ended June 30, 1996. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

                     RESULTS OF OPERATIONS

INTEREST INCOME

  Interest income on loans increased $18,951 or 0.69% for the quarter ended June 30, 1996, compared for the same quarter ended June 30, 1995. Average loan balances were up over $12,000,000 at June 30, 1996 as compared to June 30, 1995. This substantial increase is the main force behind the increase in interest income.
 For the nine month period ended June 30, 1996, interest income was up 1.26%, or $101,474 over the same period in 1995. Competition for loans remains strong, and loan demand is still
steady.   However, the Bank continues to be selective in the loans
that it makes, as evident by its low real estate foreclosed balances. Management expects loan demand to maintain healthy levels because of the level interest rates.
  Interest income on investments increased $53,462 or 42.59% for the quarter and $157,217, or 44.51%, for the nine months ended June 30, 1996 as compared to the same time last year. The Bank invested excess cash reserves into several new securities with excellent rates of returns. Total interest income increased 0.11%, or $3,290 for the quarter ended June 30, 1996 and 2.18%, or $187,164 for the nine months ended June 30, 1996 over the respective periods last year.

INTEREST EXPENSE

  Interest on deposits decreased $21,409 or 1.52% for the
three month period ended June 30, 1996 over the same period ended June 30, 1995. The nine month period ended June 30, 1996 shows a 10.01%, or $383,965, increase over the nine month period ended June 30, 1995. At the beginning of the quarter, the bank reset its interest rates on demand deposit accounts to a lower rate than they had been in two years, thus causing a short term drop in interest expense. This strategy will continue through the fiscal year. Interest on advances and other borrowings decreased 48,600, or 18.31% over the comparable three month periods and $147,541, or
17.88% over the same nine month periods.   The Bank has been able
to pay off some high rate advances as they matured.   High deposit
balances have eliminated the need for any additional borrowings. Total interest expense decreased $70,009, or 4.18% for the quarter ended June 30, 1996 and increased $236,424 or 5.07% for the nine month period ended June 30, 1996 over the applicable periods last year.

NET INTEREST INCOME

  Net Interest income increased $73,299, or 5.72% for the quarter ended June 30, 1996 over June 30, 1995. Net Interest income decreased $49,260 or 1.26% for the nine months ended June 30, 1996 over March 31, 1995. Again the short term gain and long term loss are the implementation of a new deposit pricing strategy in April of 1996. Management feels this strategy will continue to produce positive results.

PROVISION FOR LOAN LOSSES

  Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. The provision for loan losses expense decreased $3,732 for the quarter ended June 30, 1996 as compared with the corresponding period ending June 30, 1995 and $34,454 for the nine month period ended June 30, 1996 with respect with the same period in 1995. Net Interest Income after Provision for Loan Losses for the quarter ended June 30, 1996 increased $77,031, or 6.08% from the same period last year. For the nine month period ended June 30, 1996 net interest income after the loan loss provision decreased $14,806, or .39% as compared to the same period in 1995.

OTHER INCOME

  Other Income for the quarter dropped $25,045, an 8.87% difference from the same quarter the previous year, and for the nine month period ending June 30, 1996, a 12.52% ($103,113) drop
occurred from the same nine month period in 1995.   Deposit fees
were down $12,818 (8.93%) for the quarter and 51,548 (11.38%) for the nine month period ending June 30, 1996 as compared to comparable periods last year, as the bank is still rebuilding its deposit base which was transferred with the sale of the Alma Office. Other Operating Income decreased $10,822 (35.09%) for the quarter and $25,031(34.20%) for the nine month period as the result of decreases in several small areas.

OTHER EXPENSES

  Other expenses increased  $30,581  (2.84%) for the quarter ended June 30, 1996 as compared to June 30, 1995. For the nine month period, other expenses increased $49,392, or 1.57% from June
30, 1996 to the comparable period ending June 30, 1995.   While
several areas, such as Federal Insurance Premiums and Data Processing, saw substantial decreases, employee salaries and benefits showed substantial increases. Additional personnel have been hired as the bank continues to grow, and costs associated with our eight month old branch continue to be absorbed. Net income for the quarter ended June 30, 1996 increased $31,454 or 10.70% from quarter ended June 30, 1995, and decreased 55,402 or 5.94% for the respective nine month periods.

                      FINANCIAL CONDITION

ASSETS

  Loan volume has increased substantially, $9,910,777 or 8.97% for the nine month period from September 30, 1995 to June 30, 1996. Even with strong competition in a tight loan market, loans showed strong growth. As of June 30, 1996, interest bearing deposits increased $1,723,144. This high balance is the result of growth in the bank's deposit portfolio.

LIABILITIES

  Deposits have increased substantially, $12,348,908 or 11.59% since September 30, 1995. With this excess cash, the Bank has been able to pay off Federal Home Loan Bank Advances in the amount of $348,000, a 2.91% drop. The bank was also able to make a $100,000 principal payment on its outstanding line of credit, which resulted in a 52.08% drop. Despite intense competition for the loan and deposit business in Glynn County, the Bank has been able to grow at a sustainable rate.

                            PART II



ITEM 5.     Other Information

       The Bank has signed a letter of intent to sell the
Hinesville Branch to a financial institution in that     market.
Management expects the sale to be consummated before the end of the fiscal year.
       The Bank will also be opening a new branch in the Wal-Mart Supercenter in the first quarter of the next fiscal year. This branch will give the Bank a branch in a huge market area of the county, and will establish First
Georgia's branch network as one of the best in the area.

                      SIGNATURES

          In accordance with the requirements of the Exchange
          Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      DATE:   08/05/96                        BY:  G. FRED COOLIDGE
                                                 G.  Fred Coolidge III
                                                 Senior Vice President
                                                 Chief Financial Officer