Form 10KSB
period 1996-09-30
FIRST GEORGIA HOLDING INC
filed 1996-12-30
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION
                 Washington, D.C. 20549

                       Form 10-KSB

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended    SEPTEMBER 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period  _________ to ____________

Commission file number:     0-16657

            FIRST GEORGIA HOLDING, INC.
           (Name of Small Business Issuer)

         GEORGIA                       58-1781773
(State or other jurisdiction	      (IRS Employer
of incorporation or organization)   Identification Number)

     1703 GLOUCESTER STREET, BRUNSWICK, GA 31520
       (Address of principal executive offices)

Registrant's telephone number,
 including area code:                 (912) 267-7283
Securities registered pursuant
 to Section 12(b) of the Act:	        NONE
Securities registered pursuant
 to Section 12(g) of the Act:

                COMMON STOCK, PAR VALUE $1.00

Check whether the issuer (1) has filed all reports
required to be filed by section 12 or 15(d) of the
Exchange Act of 1934 during the past 12 months (or for
such shorter period that the registrant was required
to file such reports), and (2) has been subject to
such filing requirements for the past 60 days.
	Yes  [X]        No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

State issuer's revenues for its most recent fiscal
year		$12,797,813

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1996:

1,225,461 SHARES OF COMMON STOCK, $1.00 PAR VALUE --
$10,575,728 BASED UPON APPROXIMATE MARKET VALUE OF
$8.63 PER SHARE AT DECEMBER 1, 1996.

State the number of shares outstanding of each of the
issuer's classes of common stock, as of December 1,
1996:	   COMMON STOCK, $1.00 PAR VALUE --2,034,962
         SHARES

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement (the "Proxy
Statement") for the Annual Meeting of Shareholders scheduled to be held January 21, 1997 are incorporated by reference into Part I and Part III.

Portions of the Company's Annual Report (the "Annual
Report") to Shareholders for the year ended September
30, 1996 are incorporated by reference into Part I,
Part II and Part III.

          FIRST GEORGIA HOLDING, INC.

                 FORM 10-KSB

                    INDEX

Part I								PAGE

	Item 1.	Business . . . . . . . . . . . . . .  3
	Item 2.	Description of Properties. . . . . . 41
	Item 3.	Legal Proceedings. . . . . . . . . . 42
	Item 4.	Submission of Matters to a Vote of
      			 Security Holders . . . . . . . . .  42

Part II

	Item 5.	Market for Common Equity and Related
     		 	 Stockholder Matters  . . . . . . .  42
	Item 6.	Management's Discussion and Analysis
          or Plan of Operation . . . . . .  . 42
	Item 7.	Financial Statements . . . . . . . . 42
	Item 8.	Changes in and Disagreements with
          Accountants on Accounting and
          Financial Disclosure  . . . . . . . 42

Part III

	Item 9.	Directors, Executive Officers,
          Promoters and Control Persons;
          Compliance with Section 16(a)
          of the Exchange Act . . . . . . . . .43

	Item 10.	Executive Compensation . . . . . . . 43
	Item 11.	Security Ownership of Certain
			        Beneficial Owners and Management .  43
	Item 12.	Certain Relationships and Related
       			 Transactions . . . . . . . . . . .  43
	Item 13.	Exhibits and Reports on Form 8-K . . 43

	Signatures  . . . . . . . . . . . . . . . . . 44
	Exhibit Index  . . . . . . . . . . . . . .  . 46

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


SUMMARY OF FINANCIAL RESULTS

	First Georgia Holding, Inc. reported Net Income of $761,366 in 1996, a decrease of $515,722. This decrease is due primarily to a SAIF special assessment of $727,704. In addition, Net Income decreased as a result of reduced net interest margins. The assessment resulted in an after tax decrease in Net
Income of $451,467.  Net Interest Income after
Provision for Loan Losses increased a total of $191,592. Other Income decreased by a total of $264,919, and other expenses, exclusive of the SAIF assessment, increased $122,620.

RETURN ON AVERAGE EQUITY AND ASSETS

	Return on Average Assets for the year ended
September 30, 1996 was 0.55% as compared to 0.95% for the year ended September 30, 1995. Return on Average
Equity for the year ended September 30, 1996 was 6.52% compared to 11.88% for the year ended September 30, 1995. These decreases were due primarily to start up costs associated with the opening of the new North
Brunswick branch and the one time special SAIF assessment.

SELECTED STATISTICAL INFORMATION

     The following tables set forth certain selected statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.

                                      Year Ended
                                     September 30,
                                  ------------------
         		                        1996      1995
			                             --------  --------
Return on Average Assets        		0.55%     0.95%

Return on  Average Equity       		6.52%	   11.88%

Average Equity to Average Assets 	8.39%     8.01%

Dividend Payout Ratio	     	     17.42%     6.38%



                AVERAGE BALANCE SHEETS
                                         Year Ended
                                        September 30,
                                   ------------------------
                                      1996          1995
			                                -----------  -----------
Cash	                           $   2,711,372    2,627,902
Interest-bearing deposits
 in other banks	                     1,835,076    3,421,075
Investment securities                9,514,086    8,148,300
Loans receivable, net              117,481,323  115,870,551
Real estate acquired in
 settlement of loans                    88,293      466,281
Federal Home Loan Bank stock         1,575,700    1,575,700
Premises and equipment, net          3,309,094    3,028,371
Accrued interest receivable            855,218      820,405
Intangible assets, net               1,325,933    1,558,861
Other assets                           601,994      316,418
			                                -----------  -----------
		                 	             $ 139,298,088  137,833,864
                                   ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                         $ 112,422,778  107,968,855
Federal Home Loan Bank advances     12,822,012   15,399,672
Advance payments by borrowers for
 taxes and insurance                    61,647       78,304
Other borrowed money                   160,493      216,000
Accrued expenses and
 other liabilities                   2,148,177    3,403,065
               			                 -----------  -----------
                                   127,615,107  127,065,896
			                                -----------  -----------

Stockholders' equity                11,682,981   10,767,968
               			                 -----------  -----------
Total liabilities and
 stockholders' equity            $ 139,298,088  137,833,864
			                                ===========  ===========

                        INTEREST EARNINGS AND YIELD
                                         Year Ended
                                        September 30,
                                   ------------------------
                                      1996         1995
              			                 -----------  -----------
Interest earned on:

Loans                            $  10,986,155   10,871,713
Taxable investment securities          699,732      507,009
Interest-bearing deposits in
 other banks	                          108,029      247,615
			                                -----------  -----------
  Total interest income             11,793,916   11,626,337
               			                 -----------  -----------


Interest paid on:

Deposits                             5,682,330    5,345,453
Short term debt                        198,335       12,176
Long term debt                         668,717    1,049,728
               			                 -----------  -----------
  Total interest expense             6,549,382    6,407,357
			                                -----------  -----------

NET INTEREST EARNED	              $  5,244,534    5,218,980
		              		                 ===========  ============
Average percentage earned on:

Loans                                    9.35%        9.38%
Taxable investment securities            7.35         6.22
Interest-bearing deposits in
 other banks                             5.89         7.24

Total interest earning assets            9.15         9.46

Average percentage paid on:

Deposits                                 5.05         4.95
Short term debt                          7.27         5.90
Long term debt                           6.63         6.82

Total interest bearing liabilities       5.23         5.29

NET YIELD ON INTEREST EARNING ASSETS     4.07         4.17%
                       	             ========================

    "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Yields Earned and Rates
Paid" in the Company's Annual Report is incorporated by reference herein.

               LENDING ACTIVITIES

GENERAL

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

	In 1992 the Bank entered into a supervisory agreement with the OTS. The agreement required the Bank to submit to the OTS a written plan to improve the Bank's record of compliance with applicable federal consumer protection laws and regulations.
Effective May 20, 1996, the OTS released the Bank from this supervisory agreement.

LOAN PORTFOLIO ANALYSIS

	The Bank's net loan portfolio totaled
approximately $122,431,469 at September 30, 1996, representing approximately 82% of its total assets.
On that date, approximately 77% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

	The Bank extends credit to customers throughout its market area with a concentration in real estate mortgage loans. The real estate loan portfolio is substantially secured by properties located throughout
Southeast Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay such loans is dependent upon the economy in the Bank's market area.

	Set forth on the next page is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

                                LOAN ANALYSIS

                                   September 30,
                            ----------------------------
(In Thousands)                  1996             1995
                            -------------    -------------
Loans By:
Type of Security:
Real Estate Loans:
 Residential:
  One-four family:
   Conventional          $  66,695  54.48%  64,086    58.03%
   FHA-VA                      259   0.21%     265     0.24%
   Multi-family
    conventional             6,205   5.07%   6,560     5.94%
                           ----------------------------------
  Total residential         73,159  59.75%  70,911    64.21%

Commercial Property         21,283  17.38%  19,555    17.71%
Land development
 and other                  11,654   9.52%   8,802     7.97%
Less Loans held for sale      -      0.00%    -        0.00%
                           ----------------------------------
 Total real estate loans   106,096  86.65%  99,268    89.89%

Non-real estate loans       17,340  14.17%  15,136    13.71%
Less:  Loans in process       -      0.00%  (2,868)   -2.60%
 Unearned Interest income      (32) -0.03%     (40)   -0.04%
 Allowances for losses        (955) -0.78%  (1,004)   -0.91%
 Deferred loan fees            (17) -0.01%     (60)   -0.05%
                           ----------------------------------
  Total                  $ 122,432 100.00% 110,432   100.00%
                           ==================================

TYPE OF LOAN:
Real Estate Loans:
Loans on existing
property:
 Fixed rate              $  30,967  25.29%  35,238    31.91%
 One-year ARM(1)            62,581  51.10%  55,201    49.98%
 Three-year ARM              1,130   0.92%   1,224     1.11%
Construction loans          11,418   9.34%   7,605     6.89%
Less: Loans held for sale     -      0.00%    -        0.00%
                           ----------------------------------
Total real estate loans    106,096  86.65%  99,268    89.89%

Consumer loans               9,448   7.72%   9,094     8.23%
Commercial loans             7,892   6.45%   6,042     5.48%
Less:  Loans in process       -      0.00%  (2,868)   -2.60%
 Unearned Interest Income      (32) -0.03%     (40)   -0.04%
 Allowance for losses         (955) -0.78%  (1,004)   -0.91%
 Deferred loan fees            (17) -0.01%     (60)   -0.05%
                           ----------------------------------
                         $ 122,432    100% 110,432      100%
                           ==================================
(1) An ARM is an adjustable rate mortgage

                  LOAN MATURITY SCHEDULE


    The following table sets forth certain information at September 30, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.
This table does not consider the repricing of loans to be maturities. Interest rate sensitivity is incorporated herein by reference from the Management's Discussion and Analysis of Financial Condition and Results of
Operations - Asset/Liability Management from the Annual
Report to Shareholders for 1996.


Maturities
During years
ended		 Real estate Real estate		Commercial
September 30,  mortgage  construction  Consumer  and other  Total
-----------------------------------------------------------------
         (In Thousands)
1997        $   22,848     9,768        5,045     3,008    40,669

1998             9,170     1,650        1,582     2,646    15,048

1999             8,408      -           1,768       832    11,008

2000               664      -             590       297     1,551

2001-2005        7,606      -             347       813     8,766

2006-2010        9,188      -             116       296     9,600

After 2010      36,794      -             -         -      36,794
              -----------------------------------------------------
Total      $    94,678    11,418         9,448     7,892  123,436
              =====================================================

                         Less:  Loans in process	             -
                                Unearned Interest Income	    (32)
                                Allowance for losses	       (955)
                                Deferred loan fees	          (17)
                                                          ----------
                                                        $ 122,432
                                   							                ==========
The next table sets forth the dollar amount of all loans due more than one year after September 30, 1996 which have
predetermined interest rates and which have floating or
adjustable interest rates.


              Real estate Real estate		Commercial
               mortgage  construction  Consumer  and other  Total
-----------------------------------------------------------------
Pre-          (In Thousands)
determined
Rates	$	         18,799	       -         4,217     1,295   24,311

Floating or
adjustable
Rates            54,230      1,649         186     2,391   58,456
-----------------------------------------------------------------
              $  73,029      1,649       4,403     3,686   82,767
=================================================================

LENDING POLICIES

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

	In an effort to keep the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures including: (a) generally originating long-term fixed rate mortgage loans for brokerage to other financial institutions; (b) emphasizing origination of ARMs on residential and commercial properties when market conditions permit; (c) originating construction loans secured by residential properties generally for a 12-month period at interest rates determined by reference to the Bank's prime rate; and (d) originating consumer and commercial loans having either adjustable rates or relatively short maturities.

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

COMMERCIAL REAL ESTATE LOANS

	Current regulations permit federal institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 1996, the Bank had 276% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust every one to three years. The rate is generally determined by reference to money center banks' prime rates. The
Bank's commercial real estate loans have various terms, with the payments based on a 15 to 25 year amortization schedule and have balloon maturities of 5 to 7 years. The Bank generally requires that such loans have a minimum debt service coverage of 1.15 and a loan-to-value ratio of not more than 90%.

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

CONSTRUCTION LOANS
	The Bank originates construction loans on single family residences. Such construction loans generally have a term of 12 months or less. The interest rates charged by the Bank on construction loans are determined by reference to the prime rate charged by money center banks and vary depending upon the type of property, the loan amount and the credit worthiness of the borrower. The Bank generally requires personal guarantees of payment from the principals of the borrowing entities for the full amount of the loan, and it is the policy of the Bank to enforce guarantees in the event of non-payment of the loan.

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

	The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sales and leasing information based upon evaluation of similar projects, the use of independent engineers to examine plans and monitor construction and the borrower's cash flow projections upon completion. The Bank may require a performance bond in the amount of the construction contract based on management's evaluation of the project and the financial strength of the contractor and also requires personal guaranties of payment by the principals of any borrowing entity. At September
30, 1996, approximately $11,417,553 of the Bank's loan portfolio consisted of construction loans.

CONSUMER LOANS

	Current regulations permit federal savings institutions to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans (such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $9,447,481 at September 30, 1996.

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

	The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The
Bank's commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors generally on an annual basis. At September 30, 1996, the Bank had approximately $7,891,541 outstanding in commercial loans. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, and changes in interest rates.

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

LOAN ORIGINATIONS, SALES AND PURCHASES

	  It is a policy of the Bank not to originate for its own portfolio any long term fixed rate mortgage loans. The Bank instead originates long term fixed rate mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally continues to collect payments on the loans and otherwise to service the loans sold. The Bank retains a portion of the interest paid by the borrower on these loans as consideration for its servicing loans sold to others. At September 30, 1996, the Bank was servicing loans for others of approximately
$2,003,000.

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

LOAN COMMITMENTS

	Upon loan approval, short-term commitments of 45 days are issued to the applicant and in most cases provide for the loan to be closed at the prevailing rate of interest as of the date of approval. At
September 30, 1996 the Bank had loan commitments outstanding of approximately $142,000 excluding the undisbursed portion of loans in process.

LOAN ORIGINATION FEES

	Beginning October 1, 1988, the Bank
prospectively adopted Statement of Financial
Accounting Standards No. 91 "Accounting for
Nonrefundable Fees and Costs Associated with
Originating or Acquiring Loans and Initial Direct
Costs of Leases". This standard requires the Bank to defer and amortize loan origination fees, net of certain direct origination costs incurred, and to recognize such fees over the life of the related loan as a yield adjustment.

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

	At September 30, 1996, the following amounts of loans were classified as follows:

Special Mention          $2,161,000
Substandard			            1,976,000
Doubtful			                    -
Loss				                       -
                   		------------------
                     				$4,137,000
				                 ==================

NONACCRUAL, PAST DUE AND RESTRUCTURED LOANS

	The Bank has approximately $1,951,000 of loans in nonaccrual status at September 30, 1996. The Bank had approximately $2,061,000 of loans in nonaccrual status at September 30, 1995. The Bank has had no restructured loans. ("Management's Discussion and
Analysis of Financial Condition and Results of
Operations - Provision for Loan Losses" in the
Company's Annual Report is incorporated by reference herein.) Had all nonaccrual loans at September 30, 1996 actually accrued interest for the full fiscal year, approximately $93,000 of additional interest income would have been added to fiscal 1996 earnings.

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

   The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible losses on loans and real estate acquired through foreclosure and other nonperforming assets. Such agencies may require the Company to make additions to the allowance based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.


	The allocation of the allowance for possible loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, 1996 and 1995 are presented in the following table.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSS


                 			       September 30, 1996  September 30, 1995
                         ------------------  ------------------
				                                 Percent of     Percent of
                                      loans            loans
                                      in each          in each
                    				             category         category
                                     to total         to total
(IN THOUSANDS)         		    Amount    loans   Amount    loans
                              --------------  -----------------
Balance at end of
period applicable to:

Commercial, financial,
 and agricultural            $  89      6.40%     18      5.28%
Real estate-construction        28      9.25%     52      6.65%
Real estate-mortgage           272     76.70%    386     80.12%
Consumer                        20      7.65%     36      7.95%
Unallocated                    546       N/A     512       N/A
                              --------------  -----------------
                             $ 955    100.00%  1,004     100.00%
                              =================================

OTHER

	The Company has no foreign operations and, accordingly, there are no assets or liabilities attributed to foreign operations.

	At September 30, 1996, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.


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

	Investment decisions are made by senior officers of the Bank. The actions of the officers are within policies established by the Board of Directors. At
September 30, 1996 the investment portfolio totaled approximately $10,325,537.

	The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.

              INVESTMENT SECURITIES ANALYSIS

                                   Weighted       Approximate
            		                     Amortized Average  Fair
	                                     Cost   Yield    Value
                                 -----------------------------
September 30, 1996:
Investment Securities:
 U.S. Government Agencies      $  5,500,683  4.71%   5,423,659
 Mortgage-backed securities
   and SBA's                      3,704,854  7.62%   3,688,295
 State and municipal                870,000  4.12%     866,790
 Corporate Bonds                    250,000  8.50%     230,000
                                 -----------------------------
                               $ 10,325,537         10,208,744
                                 =============================

                                  Weighted       Approximate
		                                Amortized Average  Fair
	                                   Cost     Yield   Value
                                 -----------------------------
September 30, 1995:
Investment Securities:
 U.S. Government Agencies      $  4,498,377  4.67%  4,337,790
 Mortgage-backed securities
  and SBA's                       4,182,601  5.49%  4,233,188
State and municipal                 500,000  3.84%    498,300
                                 -----------------------------
                               $  9,180,978         9,069,278
                                 =============================



A summary of investment and mortgage-backed securities by
maturities as of	September 30, 1996 follows:

                                  Weighted       Approximate
           	                     Amortized Average  Fair
	                                   Cost    Yield   Value
                                 -----------------------------

Investment Securities:
 Within 1 Year                  $ 3,099,391  4.33%  3,082,800
 After 1 Year thru 5 Years        3,153,832  5.39%  3,112,882
 After 5 Years thru 10 Years        761,320  8.33%    770,869
 After 10 Years                   3,310,994  7.17%  3,242,193
                                 -----------------------------
                                $10,325,537        10,208,744
                                 =============================
At September 30, 1996 the Company had pledged $8,245,000 of its securities to government and municipal depositors.

INTEREST DIFFERENTIAL

     The following table describes the extent to which
changes in volume of interest-earning assets and interest-bearing
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


                               Year Ended September 30, 1996
                             vs. Year Ended September 30, 1995
		                           ----------------------------------
                                   Increase (Decrease) Due To
		                           ----------------------------------
(In Thousands)		                   Total  Rate  Volume
Interest income:
 Loans                            $ 114    (37)  151
 Taxable investment securities      193    101    92
 Interest-bearing deposits in
  other banks                      (139)   (40)  (99)
                                   -----   ----  ------
Total interest-earning
  assets                            168     24   144
                                   -----   ----  ------
Interest expense:
 Deposits                           337    113   224
 Short term debt                    186    184     2
 Long term debt                    (381)  (165) (216)
                                   -----   ----  ------
Total interest-bearing
  liabilities                       142    132    10
                                   -----   ----  ------
Net interest income               $  26   (108)  134
                                  ======  ====== ======

		                           Year Ended September 30, 1995
                             vs. Year Ended September 30, 1994
		                           ----------------------------------
                                Increase (Decrease) Due To
		                           ----------------------------------
(In Thousands)		                  Total  Rate  Volume
Interest income:
 Loans                           $1,157  1,170   (13)
 Taxable investment securities      150    101    49
 Interest-bearing deposits in
  other banks                       106    110    (4)
                                  ------  -----  ------
Total interest-earning
  assets                          1,413   1,381   32
                                  ------  -----  ------
Interest expense:
 Deposits                           859    791    68
 Short term debt                      8     14    (6)
 Long term debt                      (4)   191  (195)
                                   -----   ---- ------
Total interest-bearing
  liabilities                       863    996  (133)
                                   -----   ---- ------
Net interest income               $ 550    385   165
                                  ======  ====== ======

RETAIL BANKING ACTIVITIES AND SOURCES OF FUNDS

GENERAL

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

DEPOSITS

	Savings deposits in the Bank at September 30, 1996 and 1995 were represented by the various types of programs described as follows:

DEPOSITS AT SEPTEMBER 30, 1996





                                                    Percentage
                         					   Weighted	Balance       of
Type of                  Minimum Average (Dollars in   Total
Account          Term     Amount   Rate	thousands)	Deposits
---------------------------------------------------------------
Easy Checking               --      --   $  1,632       1.34%
Commercial checking         --      --	     4,635       3.81%
Now Accounts               750     1.25%   11,598       9.54%
Super NOW and MMDA       1,000     2.35%	   2,410       1.98%
Statement Savings          100     2.30%    4,565       3.76%

Certificates of deposit	accounts:

 Jumbo
  certificates  30 days to
                 5 years  99,000   4.48%	 18,298      15.05%

 Other time deposits

    3 month   3-5 months   1,000   4.32%      649       0.53%
    6 month   6-11 months  1,000   6.35% 	  6,281       5.17%
    1 year   12-17 months    500   5.25%	  21,470      17.66%
  1.5 years  18-23 months    500   5.27%      199       0.16%
   2 years   24-29 months    500   5.30%   11,025       9.07%
  2.5 years  30-35 months    500   5.31%	   2,524       2.08%
   3 years   36-41 months    500   5.35%    5,032       4.14%
  3.5 years	 42-47 months    500   5.36%      100       0.08%
   4 years   48-59 months    500   5.40%	   3,853       3.17%
   5 years      60 months    500   5.45%	  10,944       9.00%
18 month IRA    18 months    500   5.29%   15,747      12.95%
    Other       30 day       500   2.78%      593       0.49%
                                 --------- ------------------
                                   4.49% $121,555        100%
								                         ============================

Savings deposits at September 30, 1995, including accrued interest payable, are represented on the next page.

DEPOSITS AT SEPTEMBER 30, 1995





                                                    Percentage
                        	 			   Weighted 	Balance       of
Type of                  Minimum Average (Dollars in   Total
Account          Term     Amount   Rate	thousands)	Deposits
---------------------------------------------------------------
Easy Checking               --	      --   $  1,721      1.62%
Commercial checking	        --      --       2,882      2.71%
Now Accounts               750     2.41%    11,606     10.89%
Super NOW and MMDA       1,000     2.78%     2,345      2.20%
Statement Savings          100     2.45%     4,713      4.42%

Certificates of deposit	accounts:
 Jumbo
 certificates 30 days to
               5 years   99,000    5.34%    12,530     11.76%

Other time deposits
3 month      3-5 months   1,000    5.35%     2,638      2.48%
6 month     6-11 months   1,000    4.84%     2,705      2.54%
1 year     12-17 months     500    6.18%    22,872     21.47%
1.5 years  18-23 months     500    5.53%       260      0.24%
2 years    24-29 months     500    6.40%     8,691      8.16%
2.5 years  30-35 months     500    5.26%     1,909      1.79%
3 years    36-41 months     500    6.44%     2,476      2.32%
3.5 years  42-47 months     500    5.42%        81      0.08%
4 years    48-59 months     500    6.26%     4,674      4.39%
5 years	   60 months        500    6.90%     8,779      8.24%
18 month
 IRA       18 months        500    6.07%    14,758     13.85%
Other		     30 day          500    2.73%       888      0.83%
                                 --------  -------------------
				                               5.14%  $106,528      100%
								                        ===============================

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

	The following table sets forth the composition of deposits, excluding accrued interest payable, by type and interest rate at the dates indicated.

                                    DEPOSITS BY TYPE

                                  September 30,
                             1996     1995     1994
                            -------  -------  -------
Access accounts:				(In thousands)
 Commercial checking
 - 0.00%                 $    6,266    4,602    5,195
NOW account - 1.25%          11,599   11,607   13,684
Super NOW Account -
  variable rate                -        -        -
Money Market deposit
 account - variable
 rate                         2,410    2,345    4,106
Statement savings - 2.30%     4,565    4,713    6,122


Certificates of deposit:
 2.75% - 5.00%                6,408   10,134   40,759
 5.01% - 7.00%               81,918   52,078   29,701
 7.01% - 9.00%                8,389   20,993    3,673
 9.01% - 11.00%                -          56      167
                            -------  -------  -------
Subtotal                    121,555  106,528  103,407
                            -------  -------  -------
 Accrued interest               548      527      372
                            -------  -------  -------
  Total                  $  122,103  107,055  103,779
                            =======  =======  =======



                      TIME DEPOSIT MATURITIES

                         Balances at September 30,
---------------------------------------------------------------------
Interest					                   There-
Rates	                 1997     1998    1999   2000    after   Total
---------------------------------------------------------------------
                           (in thousands)
2.75% - 5.00%       $  2,163    2,507     721   1,006      11    6,408
5.01% - 7.00%         16,133   44,150  15,066   5,717     852   81,918
7.01% - 9.00%          1,952    4,317	    900     343     877    8,389
9.01% - 11.00%          -        -       -       -       -        -
-----------------------------------------------------------------------
                    $ 20,248   50,974  16,687   7,066   1,740   96,715
=======================================================================


			JUMBO CD MATURITIES

					                                September 30,
		       Maturity                        1996
     --------------------           ----------------
					(in thousands)

		Three Months or Less                		$	550

		Three to Six Months	                  		709

		Six to Twelve Months            		    2,870

		Over Twelve Months	              	   14,169
                           							  ---------
			               Total	            $  18,298
							                             =========

 Early withdrawal from a certificate of deposit subjects the depositor
to an early	withdrawal penalty.

                                             AVERAGE DEPOSIT BY TYPE

                         September 30, 1996            September 30, 1995
	                  ---------------------      ------------------------
              			      Average	Weighted		              Average	Weighted
              			      Balance	Avg. Rate		             Balance	Avg. Rate
(In Thousands)    	----------------------     -------------------------
Non-interest
 bearing deposits      $  5,804         -            $   5,086         -
NOW's	                   12,509        1.84%             8,228        2.41%
MMDA's                    2,471        2.47%             3,214        2.78%
Savings                   4,747        2.28%             5,328        2.45%
Time Deposits            86,891        6.11%            86,113        5.57%
                        ----------------------       ------------------------

Total Average
 Deposits              $112,422        5.05%          $107,969        4.95%
                       =======================        =======================


LOAN REPAYMENTS

	In addition to regularly scheduled repayments, loans are prepaid in full as properties are sold, or are refinanced by the Bank or other lenders, or are satisfied in full by the borrower. Loan repayments constitute a major source of funding for the Bank.

BORROWINGS
	Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has, however, used advances from the FHLB of Atlanta and other borrowings to supplement its supply of lendable funds. Advances from the FHLB are typically secured by a portion of the Bank's first mortgage loans. A summary of the Bank's borrowings from the FHLB is set forth below:

 Due during
year ending      Interest
September 30,	Rates          1996        1995
---------------------------  -----------------------
1996	       4.98% to 8.55%  $     -        4,448,000
1997	       4.93% to 8.45%     4,000,000	  4,000,000
1998         5.32% to 7.27%    4,500,000	  2,000,000
1999         5.68% to 6.76%	   2,100,000	  1,000,000
2002              7.90%          500,000     500,000
                             ------------------------
                             $11,100,000  11,948,000
                            =========================

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

	The Company has also established a line of credit with a Georgia financial institution in the amount of $1,000,000. The interest rate floats at one-half percent over the prime rate. The Company pledged all of the outstanding stock in the Bank as collateral for the line. As of September 30, 1996, $92,000 was outstanding and the proceeds have been invested in the Bank.

	The following table sets forth certain
information regarding borrowings by the Bank at the end of and during the periods indicated:

                    FEDERAL HOME LOAN BANK ADVANCES

                                      At September 30,
                        -----------------------------------------
                                1996        1995        1994
                    				-----------------------------------------
Balance outstanding	       $	11,100,000	 11,948,000	 16,748,000

Weighted average rate             6.44%      7.10%       6.56%

Maximum amount of short term
borrowings outstanding at any
month end                     5,198,000   4,448,000   5,300,000


Approximate average short-term
borrowings outstanding        4,092,000   2,157,000    125,000

Approximate weighted average
paid on short-term
borrowings(1)                     7.27%        5.90%      7.43%
--------------------------------------------------------------------
(1) The average method used is the average end of month totals.


EMPLOYEES

	At September 30, 1996, the Bank employed 83 full-time equivalent employees. Management considers relations with its employees to be excellent. The
Bank currently maintains a comprehensive employee benefits program including, among other benefits, hospitalization and major medical insurance, life insurance, dental insurance, long term disability, a 401(k) plan and educational assistance. Management considers these benefits to be generally competitive with those offered by competing financial institutions in its market area. The Bank's employees are not represented by any collective bargaining group.

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


SUPERVISION AND REGULATION

	Savings and loan holding companies, such as the Company, and federal savings banks, such as the Bank, are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in the section.

	SAVINGS AND LOAN HOLDING COMPANY REGULATION.
The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act
("HOLA") and the Georgia Bank Holding Company Act.
The Company is regulated under such acts by the Office of Thrift Supervision (the "OTS") and by the Department of Banking, respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS also conducts examinations of the Company and each of its subsidiaries.

	Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. A unitary holding company, that is, a holding company that owns only one insured institution whose subsidiary institution satisfies the qualified thrift lender test (discussed below), is not restricted to the statutorily prescribed list of permissible activities, and the SLHCA imposes no limits on direct or indirect non-savings institution subsidiary operations.

	The SLHCA makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS. An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior
OTS approval. When considering an application for such an acquisition, the OTS takes into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS considers the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served.

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

	The "Georgia Interstate Banking Act," which became effective July 1, 1995, provides that (I) interstate acquisitions by institutions located in Georgia are permitted in states which also allow national interstate acquisitions, and (ii) interstate acquisitions of institutions located in Georgia are permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia savings and loan institution adopts a resolution to except such thrift or holding company from being acquired pursuant to the provisions of the Georgia
Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such savings and loan institution or holding company may not be acquired by an institution located outside of the State of Georgia.

	Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of a savings institution or savings and loan holding company without regulatory approval.

BANK REGULATION.

	GENERAL. The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (I) has assets of less than $250 million; (ii) is well capitalized; (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100,000) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the FDIC or another banking agency; and (v) has not undergone a change of control during the previous 12-month period.
Federal savings banks must be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

	The Bank is also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC").
The major functions of the FDIC with respect to insured federal savings banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors and preventing the continuance or development of unsound and unsafe banking practices.

	Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve
Act on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

	CAPITAL REQUIREMENTS. OTS regulations require that federal savings banks maintain (I) "tangible capital" in an amount of not less than 1.5% of total assets, (ii) "core capital" in an amount not less than 3.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under
OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions).
"Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

	In determining total risk-weighted assets for purposes of the risk-based requirement, (I) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100%
(depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200%
(again depending upon the nature of the asset) and
(iii) the resulting amounts are added together and constitute total risk-weighted assets. "Total capital," for purposes of the risk-based capital requirement equals the sum of core capital plus supplementary capital (which, as defined, includes the sum of, among other items, perpetual preferred stock not counted as core capital, limited life preferred stock, subordinated debt, and general loan and lease loss allowances up to 1.25% of risk-weighted assets) less certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

	OTS regulations have been amended to include an interest-rate risk component to the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This new requirement, application of which has been delayed indefinitely by the OTS, is not expected to have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

	Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

	Additionally, the Department of Banking requires that savings and loan holding companies, such as the Company, must maintain a 5% Tier 1 leverage ratio on a consolidated basis.

	PROMPT CORRECTIVE ACTION.  The Federal Deposit
Insurance Corporation Improvement Act of 1991 (the
"FDIC Act") imposes a regulatory matrix which requires the federal banking agencies, which include the OTS, the FDIC, the Office of the Comptroller of Currency
(the "OCC"), and the Federal Reserve Board, to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition.
The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

	Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:

                                         TIER 1 RISK-
      CAPITAL        TIER 1    RISK-BASED   BASED
     CATEGORY        CAPITAL     CAPITAL   CAPITAL      OTHER
--------------------------------------------------------------
Well-Capitalized    5% or         10% or    6% or   Not subject
                    more          more      more    to a capital
                                                    directive

Adequately
Capitalized         4% or         8% or     4% or       ---
                    more          more      more

Undercapitalized    less          less      less        ---
                    than 4%       than 8%   than 4%
Significantly
Undercapitalized    less          less      less        ---
                    than 3%       than 6%   than 3%
Critically
Undercapitalized    2% or less      ---      ---        ---
                     tangible
                      equity

	The undercapitalized, significantly
undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

	The down-grading of an institution's category is automatic in two situations: (I) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (ii) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

	The FDIC Act prohibits all insured institutions regardless of their level of capitalization from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC
Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

	A depository institution that is not well capitalized is prohibited from accepting deposits through a deposit broker. However, an adequately capitalized institution can apply for a waiver to accept brokered deposits. Institutions that receive a waiver are subject to limits on the rates of interest they may pay on brokered deposits.

	Undercapitalized institutions are prohibited from offering rates of interest on insured deposits that significantly exceed the prevailing rate in their normal market area or the area in which the deposits would otherwise be accepted. Institutions classified as undercapitalized are precluded from increasing their assets, acquiring other institutions, establishing additional branches, or engaging in new lines of business without an approved capital plan and an agency determination that such actions are consistent with the plan.

	Savings associations that are significantly undercapitalized may be required to take one or more of the following actions: (I) raise additional capital so that the institution will be adequately capitalized; (ii) be acquired by, or combined with, another institution if grounds exist for appointing a receiver; (iii) refrain from affiliate transactions;
(iv) limit the amount of interest paid on deposits to the prevailing rates of interest in the region where the institution is located; (v) further restrict asset growth; (vi) hold a new election for directors, dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, or employ qualified senior executive officers; (vii) stop accepting deposits from correspondent depository institutions; and (viii) divest or liquidate any subsidiary which the OTS determines poses a significant risk to the institution.

	Significantly undercapitalized institutions are subject to the same mandatory sanctions and discretionary actions applicable to all undercapitalized institutions. In addition, a significantly undercapitalized institution is prohibited from paying any bonus or giving a raise to any senior executive officer without prior agency approval. A significantly undercapitalized institution will be required to (I) sell sufficient shares or obligations to restore its capital compliance or be acquired by another institution, (ii) restrict the institution's transactions with affiliates, and (iii) limit the interest rates paid by the institution on its deposits. The banking agencies are also given the option to impose one or more of the activities restrictions that are applicable to critically undercapitalized institutions.

	Critically undercapitalized institutions must be placed in conservatorship or receivership within ninety (90) days unless both the institution's regulator and the FDIC agree that some other course of action ultimately would result in a lower cost solution. If the regulators decide to keep a critically undercapitalized institution open, they must reassess their decision every ninety (90) days and document the reasons why they elected not to appoint a conservator or receiver. Further, if an institution continues to be critically undercapitalized on average for four quarters after falling below two percent (2%) tangible capital, the regulatory agencies are required to place the institution in receivership, unless it (I) has positive net worth, (ii) is in substantial compliance with an approved capital restoration plan, (iii) is profitable or has a sustainable upward trend in earnings, and (iv) has reduced its ratio of non-performing loans to total loans. In addition, the institution's regulator and the FDIC must certify that the institution is viable and is not expected to fail.

	Critically undercapitalized institutions that are allowed to remain open are subject to all the requirements and restrictions discussed above that either automatically apply to or may be imposed on undercapitalized and significantly undercapitalized institutions. In addition, beginning sixty (60) days after it becomes critically undercapitalized, an institution is generally prohibited from paying any interest or principal on its subordinated debt.
Critically undercapitalized institutions are also required to obtain prior FDIC approval for a number of activities, including (I) entering into any material transaction other than in the usual course of business, (ii) extending credit for any highly leveraged transaction, (iii) amending their charter or bylaws, (iv) making any material change in accounting methods, (v) engaging in any affiliate transactions under Section 23A of the Federal Reserve Act, (vi) paying "excessive" compensation or bonuses, and (vii) paying interest on new or renewed liabilities so as to increase the institution's weighted average cost of funds significantly above the prevailing interest rates for deposits in the institution's normal market.

	Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings association is classified as a Tier 1 institution, a Tier 2 institution or a Tier 3 institution, depending on its level of regulatory capital both before and after giving effect to a proposed capital distribution. Under a proposed rule, the OTS would conform its three classifications to the five capital classifications set forth under the prompt corrective action regulations. Under the proposal, institutions that are at least adequately capitalized would still be required to provide prior notice. Well capitalized institutions could make capital distributions without prior regulatory approval in specified amounts in any calendar year.

	A Tier 1 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements) may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.

	A Tier 2 institution (i.e., one that both before and after a proposed capital distribution has net capital equal to its then-applicable minimum capital requirement but which fails to meet its fully phased-in capital requirement either before or after the distribution) may, after prior notice but without the approval of the OTS, make capital distributions of up to: (I) 75% of its net income over the most recent four quarter period if it satisfies the applicable risk-based capital standard; or (ii) 50% of its net income over the most recent four quarter period if it satisfies the applicable risk-based capital standard.
In calculating an institution's permissible percentage of capital distributions, previous distributions made during the previous four quarter period must be included. Tier 2 institutions may not make capital distributions in excess of the above limitations without the prior written approval of the OTS.

	A Tier 3 institution (i.e., one that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement) may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. Also, an institution meeting the Tier 1 criteria which has been notified that it needs more than normal supervision will be treated as a Tier 2 or Tier 3 institution, unless the OTS deems otherwise.

	LIQUIDITY.  Under applicable federal
regulations, savings associations are required to maintain an average daily balance of liquid assets
(including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified
United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of the savings association's net withdrawable deposits plus short-term borrowings. Under HOLA, this liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the deposit flows of member institutions, and currently is 5%.
Savings institutions also are required to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings.

	EQUITY INVESTMENTS. The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations' calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capital treatment prescribed for those investments when made by national banks under the regulations of the OCC. Equity investments held by savings associations that are not permissible for national banks must still be deducted from assets and total capital.

	QUALIFIED THRIFT LENDER REQUIREMENT. A federal savings bank is deemed to be a "qualified thrift lender" ("QTL") as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (I) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC
(including the Federal Savings and Loan Insurance
Corporation) and (iii) shares of stock issued by any FHLB, the FHLMC or the FNMA. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (I) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

	OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order to exercise the powers granted to federally chartered savings associations and maintain full access to FHLB advances, the Bank must meet the definition of a QTL.

	LOANS TO ONE BORROWER LIMITATIONS. HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (I) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The
Federal Institutions Reform, Recovery, and Enforcement
Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association's unimpaired capital and unimpaired surplus. The OTS, however, has modified the third standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

	COMMERCIAL REAL PROPERTY LOANS. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

	COMMUNITY REINVESTMENT.  Under the Community
Reinvestment Act (the "CRA") and the implementing OTS regulations, federal savings banks have a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The regulations promulgated pursuant to CRA, contain three evaluation tests: (I) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions.

	FAIR LENDING. Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal
Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions that it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

	FDIC INSURANCE ASSESSMENT. Federal deposit insurance is required for all federally chartered savings associations. Deposits at the Bank are insured to a maximum of $100,000 for each depositor by Savings Association Insurance Fund (the "SAIF"). As a
SAIF-insured institution, the Bank is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The FDIC is entitled to have access to reports of examination of the Bank made by the OTS and all reports of condition filed by the Bank with the OTS. The FDIC also may require the Bank to file such additional reports as it determines to be advisable for insurance purposes. Additionally, the FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly.

	Insurance premiums are paid in semiannual assessments. Under a risk-based assessment system, the FDIC is required to calculate a savings association's semiannual assessment based on (I) the probability that the insurance fund will incur a loss with respect to the institution (taking into account the institution's asset and liability concentration),
(ii) the potential magnitude of any such loss, and
(iii) the revenue and reserve needs of the insurance fund. The semiannual assessment imposed on the Bank may be higher depending on the SAIF revenue and expense levels, and the risk classification applied to the Bank. Effective January 1, 1998, the FDIC is required to set SAIF semiannual assessments rates in an amount sufficient to increase the reserve ratio of the SAIF to 1.25% of insured deposits over no more than a 15-year period. The FDIC also has the authority to establish a higher reserve ratio.

	The deposit insurance assessment rate was increased from 23 cents per one hundred dollars of SAIF assessable deposits (generally all insured accounts subject to certain adjustments) to an assessment rate within the range of 23 cents to 31 cents, depending on the assessment risk classification assigned to each institution. Under the risk-classification system, each SAIF member is assigned to one of three capital groups: "well capitalized," "adequately capitalized," or "less than adequately capitalized," as such terms are defined under the OTS's prompt corrective action regulation
(discussed above), except that "less than adequately capitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups_"healthy" (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected could result in significant deterioration of the institution and increased risk to the SAIF) or "substantial supervisory concern" (institutions that pose a substantial probability of loss to the SAIF unless corrective action is taken). The FDIC will place each institution into one of nine assessment risk classifications based on the institution's capital group and supervisory subgroup classification.

	Until recently, SAIF premiums had been
equivalent to deposit insurance premiums paid by banks on deposits to the Bank Insurance Fund ("BIF").
Deposit insurance premiums were set to facilitate each fund achieving its designated reserve ratios. As each fund achieves its designated reserve ratio, however, the FDIC has the authority to lower the premium assessments for that fund to a rate that would be sufficient to maintain the designated reserve ratio.
In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and approved lower BIF premium rates for deposit insurance by the BIF for all but the riskiest institutions. On
November 14, 1995, the FDIC determined that BIF deposit insurance premiums for well capitalized banks would be further reduced to the statutory minimum of $2,000 per institution per year, effective January 1, 1996. Because the SAIF remained significantly below its designated reserve ratio, insurance premiums for assessable SAIF deposits were not reduced in either
FDIC action.

	The current financial condition of the SAIF resulted in the adoption of the Deposit Insurance
Funds Act of 1996 ("DIFA"), which was enacted on September 30, 1996 as part of the Omnibus Consolidated
Appropriations Act. Under DIFA, a special one-time assessment of 65.7 cents per $100 of assessable SAIF deposits was collected on November 27, 1996 and applied retroactively to SAIF deposits as of March 31, 1995. DIFA provides that special assessments will be deductible under Section 162 of the Internal Revenue
Code in the year in which the assessment is paid.
After collection of the special assessment, it is expected that the SAIF would achieve its designated reserve ratio and SAIF premium rates would then become the same as BIF rates. DIFA further provides that BIF and SAIF are to be merged, creating the "Deposit
Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date. The Treasury Department is preparing a report to be submitted to Congress by March 31, 1997 on the development of a common charter for all insured depository institutions. See "Supervision and
Regulation - Elimination of Federal Savings Charter."

	DIFA further assesses premiums for Financing
Corporation Bond debt service ("FICO").  Beginning
January 1, 1997, FICO premiums for BIF and SAIF will be 1.3 and 6.4 basis points, respectively. Full pro rata sharing of FICO will begin no later than January 1, 2000.

	Effective January 1, 1997, SAIF members will have the same risk-based assessment schedule as BIF members, which is 0 to 27 cents per $100 of deposits.
FICO assessments of 1.3 cents for BIF deposits and 6.4 cents for SAIF deposits will be added to the BIF-assessable base and SAIF assessable base, respectively, until December 31, 1999. Thereafter, approximately 2.4 cents would be added to each regular assessment for all insured depositors, thereby achieving full pro rata FICO sharing.

	The SAIF-assessable base previously was assessed at a rate of 23 to 31 basis points for the fourth quarter as part of the regular annual deposit insurance assessment. Following the enaction of DIFA, the special assessment was booked as an asset by the FDIC effective October 1, 1996, fully capitalizing
SAIF as of that date. Consequently, the proposed regular assessment rate for SAIF-member savings associations has been lowered retroactively to 18 to 27 basis points effective October 1, 1996, which represents the amount necessary to cover FICO obligations.

	Until January 1, 1997, under the FDIC's
interpretation of existing law, FICO payments can be met only from assessments on SAIF-member savings associations. Overpayment of fourth quarter assessments from such institutions, estimated at approximately 1.25 cents per $100 of deposits, will be refunded or credited, with interest, using regular quarterly payment procedures.

	The federal banking agencies are required to take action to prevent insured institutions from facilitating or encouraging the shifting of SAIF deposits to BIF deposits for purposes of evading the assessments imposed on SAIF-assessable deposits.

	Insurance of deposits may be terminated by the FDIC after notice and hearing, upon a finding by the FDIC that the savings association has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings association, the FDIC may temporarily suspend insurance on new deposits received by an institution under certain circumstances.

	FEDERAL HOME LOAN BANK SYSTEM. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing
Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. In addition, the amount of FHLB advances that a savings association may obtain will be restricted in the event the institution fails to constitute a QTL.

	FEDERAL RESERVE SYSTEM.  The Federal Reserve
Board has adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS.
Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the Bank's interest-earning assets.

	Savings institutions also have the authority to borrow from the Federal Reserve "discount window."
Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

	TRANSACTIONS WITH AFFILIATES RESTRICTIONS.
Transactions engaged in by a savings association or one of its subsidiaries with affiliates of the savings association generally are subject to the affiliate transaction restrictions contained in Sections 23A and 23B of the Federal Reserve Act in the same manner and to the same extent as such restrictions apply to transactions engaged in by a member bank or one of its subsidiaries with affiliates of the member bank.
Section 23A of the Federal Reserve Act imposes both quantitative and qualitative restrictions on transactions engaged in by a member bank or one of its subsidiaries with an affiliate, while Section 23B of the Federal Reserve Act requires, among other things that all transactions with affiliates be on terms substantially the same, and at least as favorable to the member bank or its subsidiary, as the terms that would apply to, or would be offered in, a comparable transaction with an unaffiliated party. Exemptions from, and waivers of, the provisions of Sections 23A and 23B of the Federal Reserve Act may be granted only by the Federal Reserve Board. The HOLA and OTS regulations promulgated thereunder contain other restrictions on loans and extension of credit to affiliates, and the OTS is authorized to impose additional restrictions on transactions with affiliates if it determines such restrictions are necessary to ensure the safety and soundness of any savings association. Current OTS regulations are similar to Sections 23A and 23B of the Federal Reserve
Act.

	FUTURE REQUIREMENTS. Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions.
It cannot be predicted whether or what form any proposed statute or regulation will be adopted or the extent to which the business of the Company and the Bank may be affected by such statute or regulation.

	ELIMINATION OF FEDERAL SAVINGS ASSOCIATION
CHARTER. Legislation that would eliminate the federal savings association charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Pending legislation also may provide relief as to recapture of the bad debt deduction for federal tax purposes that otherwise would be applicable if the Bank converted its charter, provided that the Bank meets a proposed residential loan origination requirement. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The
Bank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

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




                             Lease         Net
                           Expiration     Book
Office                        Date        Value
-------                   ------------    ------

Executive Office
----------------

1703 Gloucester Street
Brunswick, GA 31520            owned      $904,694

Full Service Offices
--------------------

Altama Avenue Office
4510 Altama Avenue
Brunswick, GA 31520         7/28/2007         ---


Demere Village
2461 Demere Road
St. Simons Island, GA
31522                         owned        $241,218


North Brunswick Office
2001 Commercial Drive South
Brunswick, GA 31525          6/27/97         ---


Wal-Mart SuperCenter
150 Altama Connector
Brunswick, Georgia 31525    10/10/06         ---


Waycross-Plant
1010 Plant Avenue
Waycross, GA 31501	     owned              $206,429


Blackshear
129 Highway 82 East
Blackshear, GA 31516         owned          $30,354


Hinesville
404 South Main
Hinesville, GA 31313         owned          $206,430

Item 3.	LEGAL PROCEEDINGS

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

	The consolidated financial statements of the Company and the Bank as of September 30, 1996 and 1995 and for each of the years in the three year period ended September 30, 1996, and the report issued thereon by the Company's independent certified public accountants, appear in the Annual Report and are incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH
		ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE

	None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS; Compliance with Section
            16(a) of the Exchange Act

	Information concerning the Company's and the Bank's Directors and Executive Officers appears in the Proxy Statement under the heading "Election of Directors", "Executive Officers", "Ownership of
Stock", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated by reference herein.

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

		No reports on Form 8-K were filed during
            the year ended September 30, 1996.

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




                         		Date: DECEMBER 30, 1996

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


Signatures                  Title                Date
------------------      --------------    -----------------

HENRY S. BISHOP		                          DECEMBER 30, 1996
Henry S. Bishop          President and
                         Director
                        (principal executive
                         officer)
B.W. BOWIE
B.W.  Bowie             Director           DECEMBER 30, 1996

TERRY DRIGGERS
Terry Driggers          Director           DECEMBER 30, 1996

ROY K. HODNETT
Roy K. Hodnett          Director           DECEMBER 30, 1996


HUBERT W. LANG, JR
Hubert W. Lang, Jr.     Director           DECEMBER 30, 1996


E. RAYMOND MOCK
E. Raymond Mock         Director           DECEMBER 30, 1996

JAMES D. MOORE
James D. Moore          Director           DECEMBER 30, 1996

D. LAMONT SHESS
D. Lamont Shell         Director           DECEMBER 30, 1996


G.F. COOLIDGE III
G.F. Coolidge III       Chief Financial
                        Officer (principal  DECEMBER 30, 1996
                        financial and
                        accounting officer)

                        EXHIBIT INDEX


Exhibit No.                   Document                       Page
-----------       ----------------------------------       -------
  3.(I)		         Articles of Incorporation of First
                  Georgia Holding, Inc. incorporated by
                  reference herein By reference to
                  Appendix B to the Proxy Statement and
                  Prospectus included in the
			               Registration statement on Form S-4
			               (SEC No. 33-19150), filed
                  December 18, 1987 ("Form S-4"),
                  as amended on December 31, 1987
			               ("Amendment No. 1")First Georgia Savings
               			Bank, F.S.B. is now known as
               			First Georgia Bank, F.S.B.                   N/A

  3.(ii)	        	Amended By-Laws of First Georgia
                  Holding, Inc. incorporated by reference
                  to Exhibit 3(ii) of the Form 10-KSB
                  for the year ended September 30,
               			1994 (the "1994 10-KSB")                     N/A

*10.1		           First Georgia Holding, Inc.
                  1995 Stock Incentive Plan incorporated
                  by reference to Exhibit 10.1 of the
                  Form 10-KSB for the year ended
                  September 30, 1995 (the "1995 10-KSB")	      N/A

*10.2		           First Georgia Holding, Inc.
                  Employee Stock Purchase Plan
                  incorporated by reference to
               			Exhibit 10.2 of the 1995 10-KSB              N/A

*10.3		           Qualified 401 (k) Standardized
                  Profit Sharing Plan, Adoption Agreement,
               			First Georgia Savings Bank, F.S.B.,
               			incorporated herein by reference to
                  Exhibit 10.3 of the Form 10-K for the year
                  ended September 30, 1992 (the "1992 10-K")   N/A

*10.4           		Qualified Retirement Plan,
                  Basic Plan Document, First Georgia
                  Savings Bank, F.S.B., incorporated
               			herein by reference to Exhibit 10.4
                  of the 1992 10-K	                           N/A

 13       		      First Georgia Holding, Inc.
                  1996 Annual Report                           48

 21               Subsidiaries of First Georgia
                  Holding, Inc. incorporated by
                  reference to Exhibit 21.6 of the
               			Form 10-KSB for the year ended
                  September 30, 1993 (the "1993 10-KSB)       N/A

 Exhibit No.                   Document                     Page
-----------       ----------------------------------       -------


	23		              Consent of KPMG Peat Marwick LLP	          42

	24		              A power of attorney is set forth on the
			                signature pages to this Form 10-KSB	       44

 99.1           		The Company's Proxy Statement for
                  the Annual Meeting of Shareholders (the
                  "Proxy")To be held January 21, 1997,
                  incorporated by reference to the
                  Proxy filed December 30, 1996.             N/A

                      EXHIBIT 13.0
                FIRST GEORGIA HOLDING, INC.
                  1996 ANNUAL REPORT

ANNUAL REPORT

First Georgia:
Its Mission and Markets


First Georgia Holding, Inc. owns 100% of the stock of First Georgia Bank, F.S.B. The Bank is federally chartered and began operations in January 1984. First Georgia develops and provides a full range of financial services encompassing retail banking, real estate, commercial and consumer lending, and a host of related financial products. The Bank currently operates eight full service offices in four Georgia counties.

First Georgia's PRIMARY MISSION is to maximize stockholder value in a prudent manner. We will concentrate on the following principles.

We will maintain high levels of asset quality through conservative lending policies, a vigorous comprehensive credit administration system and a diversified portfolio of earning assets. Interest rate risk will be thoroughly evaluated and controlled.

Our long-term goals for return on equity and assets will be set at the upper levels of peer bank comparisons. We will strive to maintain a strong capital base supported by adequate loan loss reserves.

We will continue to attract and retain exceptional people.
We will deliver the best quality customer service available in the banking industry. This high level of personal service is what separates us from our competitors.

Our officers and employees will be encouraged to provide leadership and support in civic and economic development activities. We will also strive to assess and serve the credit needs of each community in which we are located.

We are committed to the overall success of First Georgia.
The proper implementation of these principles will continue to maximize the value of the Company.

PRESIDENT'S MESSAGE

Dear Stockholders:

     I am pleased once again to report to you the results from operations of our Company for the year 1996. Our Company experienced good growth in earnings, loans and deposits. However, as you will note from the income statement, we actually recorded a decrease in earnings from the previous year. This decrease came as a result of a one time special assessment by the F.D.I.C. charged to all thrifts nationwide. Our charge to earnings this past year was in excess of $720,000 which materially impacted our net income for the year. The good news surrounding this assessment is that our F.D.I.C. insurance costs will be dramatically reduced in the future.

     I am also pleased to report on two other significant events that have taken place in our Company within the past year. We determined that our marketing strategy would be more productive and profitable by concentrating our resources within Glynn County. We have signed an agreement with the Hinesville Bank to purchase our branch located in Hinesville, and we have now opened a full service branch in the Wal-Mart Supercenter located in Brunswick.

     The opening of our new Wal-Mart branch brings a new level of banking services to our area as this office will be open seven days a week. With the addition of our first ATM located at this branch, we will be providing 24-hour banking service. Additionally, this expands our branch network in Glynn County to five offices that are strategically located to serve the local market.

     Our market share in loans and deposits continues to grow which will translate to positive results in our earnings.

     As you can see, our Company continues to do extremely well. We look forward to the challenges of 1997 with great optimism and enthusiasm. As always we appreciate your support.


Sincerely,


HENRY S. BISHOP

Henry S. Bishop
President

FIRST GEORGIA HOLDING, INC.
C O N S O L I D A T E D

F I N A N C I A L

S T A T E M E N T S
September 30, 1996 and 1995 (With Independent Auditors'
Report Thereon)

CONSOLIDATED BALANCE SHEETS
First Georgia Holding, Inc. and subsidiary

                                                      SEPTEMBER 30,
                                                -----------------------
                                                 1996              1995
 ASSETS                                     ---------------    -------------

Cash and cash equivalents                  $    2,956,328      2,543,495
Interest bearing deposits in other banks        2,954,350      2,352,183
Investment securities to be held to
 maturity, fair value  approximately
 $10,209,000 and $9,069,000 at
 September 30, 1996 and 1995,
 respectively (note 2)                         10,325,537      9,180,978
Loans receivable, net  of  allowance
 for loan loss of $955,288 and $1,003,569
 at September 30 1996 and 1995,
 respectively, (notes 3 and 8)                122,431,469    110,432,233
Real estate acquired in settlement
 of loans                                          94,200        206,334
Federal Home Loan Bank stock,
 at cost (notes 6 and 8)                        1,575,700      1,575,700
Premises and equipment, net (note 4)            3,334,879      3,388,207
Accrued interest receivable (note 5)              852,632        751,108
Intangible assets, net (note 10)                1,276,532      1,408,268
Other assets (note 12)                          1,113,646        903,891
                                           ---------------  -------------
 TOTAL ASSETS                             $   146,915,273    132,742,397
                                           ===============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES:

Deposits (note 7)                         $   121,554,457    106,527,689
Federal Home Loan Bank advances (note 8)       11,100,000     11,948,000
Advance payments by borrowers
 for property taxes and insurance                  60,619         90,238
Other borrowed money (note 9)                      92,000        192,000
Accrued expenses and
 other liabilities (notes 7, 12, and 13)        2,192,501      2,859,484

                                             -------------    ------------
 Total liabilities                            134,999,577     121,617,411
                                             -------------    ------------

STOCKHOLDERS' EQUITY (notes 11, 12, and 18):

Common stock, $1.00 par value.  Authorized
 10,000,000 shares; issued and outstanding
 2,034,962 and 1,989,962 shares at
 September 30, 1996and 1995 respectively        2,034,962       1,989,962
Additional paid-in capital                      5,239,851       5,122,843
Retained earnings                               4,640,883       4,012,181
                                              ------------    -------------
TOTAL STOCKHOLDERS' EQUITY                     11,915,696      11,124,986
                                              ------------    -------------

Commitments and contingencies (notes 3,
 11, 13, 19, and 20)
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                       146,915,273     132,742,397
                                             =============   =============

See accompanying notes to consolidated financial statements.

CONSOLIDATED
STATEMENTS OF OPERATIONS
First Georgia Holding, Inc., and subsidiary

                                              Years Ended September 30,
                                              --------------------------
                                             1996        1995        1994
                                         ----------  ----------   ----------
Interest Income:
 Loans                                 $ 10,986,155  10,871,713    9,714,327
 Mortgage-backed securities                 321,798     211,136       79,703
 Investment securities                      377,934     295,873      277,322
 Other                                      108,029     247,615      141,845
                                         ----------  ----------   ----------
 Total interest income                   11,793,916  11,626,337   10,213,197
                                         ----------  ----------   ----------

Interest Expense:
 Deposits (note 7)                        5,682,330   5,345,453    4,486,147
 Advances and other borrowings              867,052   1,061,904    1,057,594
                                         ----------  ----------   ----------
 Total interest expense                   6,549,382   6,407,357    5,543,741
                                         ----------  ----------   ----------
 Net interest income                      5,244,534   5,218,980    4,669,456
 Provision for Loan Losses (note 3)          48,104     214,142       39,000
                                         ----------  ----------   ----------
 Net interest income after provision for
  loan losses                             5,196,430   5,004,838    4,630,456
                                          ----------  ----------   ----------

Other Income:
 Loan fees                                  382,841     451,199      422,821
 Deposit service charges                    555,174     601,059      625,944
 Gain on sale of branch (note 14)              -        122,043         -
 Other operating income                      65,882      94,515      149,254
                                         ----------  ----------   ----------
 Total other income                       1,003,897   1,268,816    1,198,019
                                         ----------  ----------   ----------

Other Expenses:
 Salaries and employee
  benefits (note 15)                      1,986,763   1,932,837    1,979,302
 Net occupancy expense (note 13)            952,724     904,659      857,201
 Data processing                             10,572      15,143       16,093
 Amortization of intangibles                131,736     143,304      143,304
 Loss on sale of foreclosed property           -         17,969       52,821
 Federal insurance premiums                 254,944     281,033      267,500
 SAIF special assessment                    727,704        -            -
 Other operating expenses                 1,010,132     929,306      925,238
                                         ----------  ----------   ----------
 Total other expenses                     5,074,575   4,224,251    4,241,459
                                         ----------  ----------   ----------
Income before income taxes                1,125,752   2,049,403    1,587,016
                                         ----------  ----------   ----------

Income Tax Expense (note 12)                364,386     772,315      524,839
                                         ----------  ----------   ----------

Net income                             $    761,366   1,277,088    1,062,177
                                         ==========  ==========   ==========

Net income per share and common share
 equivalent (note 17)                  $      0.35         0.62         0.52
                                         ==========  ==========   ==========
Weighted average common shares
 outstanding and common share
 equivalents                             2,167,181   2,043,894     2,047,367
                                         ==========  ==========   ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY
 First Georgia Holding, Inc., and subsidiary


                             Years Ended September 30, 1996, 1995, and 1994
                             ----------------------------------------------
                                        Additional
                               Common     Paid-in     Retained
                                Stock     Capital     Earnings     Total
                             ----------  ----------  ----------  ----------
Balance, September 30, 1993 $ 1,319,141   5,766,164   1,814,074   8,899,379
Three for two stock split
 effected as a 50% stock
 dividend in 1996               659,571    (659,571)       -           -
                             ----------  ----------  ----------  ----------
Balance, September 30, 1993,
 as adjusted                  1,978,712   5,106,593   1,814,074   8,899,379
Exercise of stock
 options (note 16)               11,250      16,250        -         27,500
Net income                         -           -      1,062,177   1,062,177
Cash dividends, $.031 per share    -           -        (61,560)    61,560)
                             ----------  ----------  ----------  ----------
Balance, September 30, 1994   1,989,962   5,122,843   2,814,691   9,927,496
Net Income                         -           -      1,277,088   1,277,088
Cash dividends, $.04 per share     -           -        (79,598)    (79,598)
                             ----------  ----------  ----------  ----------
Balance, September 30, 1995   1,989,962   5,122,843   4,012,181  11,124,986
Exercise of stock
 options (note 16)               45,000      40,125        -         85,125
Income tax benefit resulting
 from exercise of stock options    -         76,883        -         76,883
Net Income                         -           -        761,366     761,366
Cash dividends,$.067 per share     -           -       (132,664)   (132,664)
                             ----------  ----------  ----------  ----------
                             $2,034,962   5,239,851   4,640,883  11,915,696
                             ==========  ==========  ==========  ==========
See accompanying notes to consolidated financial statements.

CONSOLIDATED
STATEMENTS OF CASH FLOWS
First Georgia Holding, Inc.  and subsidiary

                                            Years Ended September 30,
                                     ---------------------------------------
                                        1996          1995          1994
                                     ----------    -----------   -----------
OPERATING ACTIVITIES
Net income                          $   761,366      1,277,088     1,062,177
 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Provision for loan losses               48,104         214,142        39,000
Depreciation and amortization, net of
 accretion                             381,871         425,849       413,326
Amortization of intangibles            131,736         143,304       143,304
Amortization of net deferred loan
 costs (fees)                           24,672        (106,755)     (161,878)
Federal Home Loan Bank stock dividends    -               -          (38,600)
Gain on sale of branch                    -           (122,043)         -
(Gain) Loss on sale of real estate
 acquired in settlement of loans          (505)         17,969        52,821
Deferred income tax (benefit) expense (287,279)         29,959        31,173
Decrease (Increase) in accrued
 interest receivable                  (101,524)        (20,244)      124,365
Decrease (Increase) in other assets    154,407        (205,076)     (151,062)
(Decrease) Increase in advance
payments by borrowers for property
and insurance                          (29,619)         8,237        (39,664)
(Decrease) Increase in accrued
expenses and other liabilities        (666,983)       364,447        351,834
                                     ----------    -----------   -----------

Net cash provided by operating
 activities                            416,246      2,026,877      1,826,796
                                     ----------    -----------   -----------

INVESTING ACTIVITIES
Principal payments received on
 mortgage-backed securities            478,221        311,364        422,510
Maturities of investment securities    100,000      1,000,000           -
Purchase of investment securities   (1,721,563)    (3,030,598)      (916,030)
Loan originations, net of principal
 repayments                        (12,375,532)    (1,575,594)       (99,718)
Purchase of premises and equipment    (329,760)      (260,405)       (74,375)
Proceeds from sale of real estate
 acquired in settlement of loans       416,159      1,380,599        397,314
Proceeds from sale of premises and
 equipment                                -            21,008        152,307
                                     ----------    -----------   -----------

Net cash used in investing
 activities                       $(13,432,475)    (2,153,626)      (117,992)
                                    ----------     -----------    -----------

See accompanying notes to consolidated financial statements.

 CONSOLIDATED STATEMENTS OF CASH FLOWS(Cont'd.)
 First Georgia Holding, Inc. and subsidiary
                                                Years Ended September 30,
                                     ---------------------------------------
                                        1996          1995          1994
                                     ----------    -----------   -----------
FINANCING ACTIVITIES
 Net increase (decrease) in
  deposits                        $  15,026,768      9,780,378    (2,845,978)
Net liabilities of branch assumed
 by purchaser, net of gain                 -        (2,868,419)         -
(Repayments of) Proceeds from other
 borrowed money                        (100,000)    (1,048,000)      940,000
Proceeds from FHLB advances          19,600,000      4,000,000     7,800,000
Repayment of FHLB advances          (20,448,000)    (8,800,000)   (6,500,000)
Net proceeds from exercise of
 stock options                           85,125           -           27,500
Dividends paid                         (132,664)       (79,598)      (61,560)
                                     ----------    -----------   -----------
Net cash provided by (used in)
financing activities                 14,031,229        984,361      (640,038)
                                     ----------    -----------   -----------

Increase in cash and
 cash equivalents                     1,015,000        857,612     1,068,766
Cash and cash equivalents
 at beginning of year                 4,895,678      4,038,066     2,969,300
                                     ----------    -----------   -----------
Cash and cash equivalents
 at end of year                    $  5,910,678      4,895,678     4,038,066
                                     ==========    ===========    ==========

Supplemental disclosure of cash paid during year for:

 Interest                          $  6,529,000      6,252,000     5,654,000
 Income taxes                      $    828,000        538,000       978,000
                                      ==========    ===========    ==========


Supplemental disclosure of non-cash activities:

Loans receivable of approximately $478,000, $1,365,000, and $191,000 were transferred to real estate acquired in settlement of loans during the years ended September 30, 1996, 1995, and 1994, respectively.

Sales of real estate acquired in settlement of loans totaling approximately $173,000, and $127,000 for the years ended September 30, 1996 and 1994, respectively, were financed by the Bank.

During 1996, the exercise of stock options resulted in a $76,883 tax benefit to the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Georgia Holding, Inc.and Subsidiary
September 30, 1996, 1995, 1994

(1)  Summary of Significant Accounting Policies
First Georgia Holding, Inc. (the Company) was incorporated on December 16, 1987 for the purpose of acquiring all of the issued and outstanding stock of First Georgia Bank, F.S.B. (the Bank). The accounting and reporting policies of First Georgia Holding, Inc. and subsidiary conform to generally accepted accounting principles. The following is a description of the more significant of those policies which the Company follows in preparing and presenting its consolidated financial statements.

(a) Basis of Financial Statement Presentation
The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and real estate acquired through foreclosure, management obtains independent appraisals and reviews available market data such as comparable sales and recent market trends through discussions with local real estate professionals.

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)  Investment Securities to be Held to Maturity
Effective September 30, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS
115). Under SFAS 115, the Company has classified all its securities as held to maturity securities. Held to maturity securities are those securities that the Company has the positive ability and intent to hold until maturity.

Held to maturity securities are recorded at amortized cost adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related investment security using a method which approximates level yield. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates level-yield over the remaining lives of the securities taking into consideration assumed prepayment patterns.

A decline in the market value of a security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. At September 30, 1996, the Company did not have any securities with other than temporary impairment for which a new cost basis had not been established.

First Georgia Holding, Inc. and Subsidiary

(c)  Loans  and the Allowance for Loan Losses


Loans are reported at principal amounts outstanding, less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level-yield basis.

Loans are placed on a nonearning basis when reasonable doubt exists as to the full, timely collection of interest and principal or they become contractually in default for 90 days or more as to either interest or principal unless they are both well secured and in the process of collection.

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114 Accounting by Creditors for Impairment of a Loan ("SFAS 114"). SFAS 114 requires impaired loans to be measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent, beginning in fiscal 1996. In October 1994, the FASB issued Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures ("SFAS 118") which amends SFAS 114 to require information about the recorded investment in certain impaired loans and eliminates its provisions regarding how a creditor should report income on an impaired loan. SFAS 118 allows creditors to use existing methods for recognizing income on impaired loans, including methods required by certain industry regulators. The Company adopted SFAS 114 and SFAS 118, on a prospective basis, effective October 1, 1995. This adoption required no increase to the allowance for loan losses and had no impact on net income in 1996.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When the ultimate collectibility of an impaired loan's principal is in doubt, cash receipts are applied under the contractual terms of the loan agreement first to principal and then to interest income. Once the recorded principal balance has been reduced to zero, future cash receipts are applied to interest income, to the extent that interest has not been previously recognized. Future cash receipts are recorded as recoveries of any amounts previously charged off.

The Bank extends credit to customers throughout its market area with a concentration in real estate mortgage loans.
The real estate loan portfolio is substantially secured by properties located throughout Southeast Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay such loans is dependent upon the economy in the Bank's market area.

Additions to the allowance for loan losses are charged to operations based upon management's evaluation of the potential losses in its loan portfolio. This evaluation considers the estimated value of the underlying collateral and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate acquired in settlement of loans. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

First Georgia Holding, Inc. and Subsidiary

(d)  Loan Origination and Commitment Fees
Loan origination fees, net of certain direct origination costs, are deferred and amortized on a basis that approximates level yield over the contractual lives of the underlying loans. In addition, fees for a commitment to originate or purchase loans are offset against direct loan origination costs incurred to make such commitments. The net amounts are deferred and, if the commitment is exercised, recognized over the life of the related loan as a yield adjustment or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.



 (e)  Real Estate Acquired in Settlement of Loans
Real estate acquired in settlement of loans represents real estate acquired through foreclosure and is reported at lower of cost or fair value, adjusted for estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recorded as a loan loss. Gain or loss on sale and any subsequent permanent decline in fair value is recorded in income.

 (f)  Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

(g)  Income Taxes
The Company files consolidated income tax returns with its subsidiary.

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established for the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.


(h)  Statement of Cash Flows
For the purposes of the statement of cash flows, the Company considers cash on hand and in banks and investments with a maturity of ninety days or less, at purchase, to be cash equivalents.


(I) Reclassifications
Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the presentation adopted in 1996.

First Georgia Holding, Inc. and Subsidiary



(j) Recent Accounting Pronouncements
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), which is effective for fiscal years beginning after December 15, 1995. This statement requires that long-lived assets that are to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of their recoverability would be performed and any resulting impairment loss recorded. The implementation of SFAS 121 is not expected to materially impact the Company's financial position or results of operations because the Company periodically evaluates its commercial property and other assets for impairment using independent appraisals, cash flow analyses and other relevant information. The Company has not experienced any significant impairment losses.

On October 23, 1995, Statement of Financial Accounting Standard No. 123 (SFAS 123), Accounting for Stock-Based Compensation was issued. SFAS 123 allows companies to retain the current approach set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for recognizing stock-based compensation expense in the basic financial statements; however, companies are encouraged to adopt a new accounting method based on the estimated fair value of employee stock options. Companies that do not follow the new fair value based method will be required to provide expanded disclosures in the footnotes. The Company does not plan to adopt the recognition provisions of SFAS 123. The disclosure requirements of SFAS 123 are effective for fiscal years beginning after December 15, 1995. and the Company intends to provide such information in expanded disclosures in the footnotes in fiscal 1997.

First Georgia Holding, Inc. and Subsidiary


(2)  Investment Securities
Investment securities to be held to maturity consist of the following:

                                                                 Approximate
                              Amortized   Unrealized  Unrealized    Fair
                                 Cost        Gains      Losses      Value
                              ----------  ----------  ----------  ----------
September 30, 1996:
 U.S. Government Agencies   $  5,500,683      3,107       80,131   5,423,659
 Mortgage-backed securities
  and SBA's                    3,704,854     64,441       81,000   3,688,295
 State and municipal             870,000       -           3,210     866,790
 Corporate Bonds                 250,000       -          20,000     230,000
                              ----------  ----------  ----------  ----------
                            $ 10,325,537     67,548      184,341  10,208,744
                              ==========  ==========  ==========  ==========



                                                                 Approximate
                              Amortized   Unrealized  Unrealized    Fair
                                 Cost        Gains      Losses      Value
                              ----------  ----------  ----------  ----------

September 30, 1995:
 U.S. Government Agencies   $ 4,498,377        -         160,587   4,337,790
 Mortgage-backed securities
   and SBA's                  4,182,601      81,754       31,167   4,233,188
 State and municipal            500,000         300        2,000     498,300
                              ----------  ----------  ----------  ----------
                            $ 9,180,978      82,054      193,754   9,069,278
                              ==========  ==========  ==========  ==========

A summary of investment and mortgage-backed securities by maturity as of September 30, 1996 follows:


                                                             Approximate
                                               Amortized       Fair
                                                  Cost         Value
                                               ----------    ----------
Within 1 Year                                $  3,099,391     3,082,800
After 1 Year through 5 Years                    3,153,832     3,112,882
After 5 Years through 10 Years                    761,320       770,869
After 10 Years                                  3,310,994     3,242,193
                                               ----------    ----------
                                             $ 10,325,537    10,208,744
                                               ==========    ==========

The Company did not sell any investments during 1996, 1995, or 1994.



At September 30, 1996 and 1995,  the Company  had pledged
$8,245,000 and $5,095,000, respectively, of its securities to government and municipal depositors.

First Georgia Holding, Inc. and Subsidiary

(3)  Loans Receivable
Loans receivable at September 30, are summarized as follows:

                                           1996        1995
                                       -----------  -----------
Real estate mortgage loans         $    94,679,525   91,663,176
Real estate construction loans          11,417,553    7,605,089
Consumer loans                           9,447,481    9,093,850
Commercial and other loans               7,891,541    6,041,835
                                       -----------  -----------
                                       123,436,100  114,403,950

Less:
 Undisbursed portion of loans in
  process                                     -       2,868,215
 Deferred loan fees                         17,264       59,500
 Unearned interest income                   32,079       40,433
 Allowance for loan losses                 955,288    1,003,569
                                       -----------  -----------
                                   $   122,431,469  110,432,233
                                       ===========  ===========
 An analysis of the activity in the allowance for loan losses is as follows:

                                            1996         1995       1994
                                          ---------   ---------   ---------
Balance at beginning of year       $      1,003,569     983,058     968,784
Provision for loan losses                    48,104     214,142      39,000
Recoveries                                  112,901      84,482     113,055
Losses charged to allowance                (209,286)   (278,113)   (137,781)
                                          ---------   ---------   ---------
Balance at end of year             $        955,288   1,003,569     983,058
                                          =========   =========   =========

As of September 30, 1996 and 1995, outstanding loan commitments, exclusive of the undisbursed portion of loans in process amounted to approximately $142,000 and $100,000 respectively, with variable interest rates and $739,000 and $1,460,000, respectively, in fixed interest rates. The
Bank is also committed to extend standby letters of credit amounting to approximately $622,000 and $572,000, respectively, at September 30, 1996 and 1995. In addition, customers of the Bank have the ability to borrow approximately $992,000 and $974,000, respectively at September 30, 1996 and 1995, under existing credit card agreements. It is the opinion of management that such commitments do not involve more than the normal risk of loss.

At September 30, 1996 and 1995, the Bank had nonaccrual loans aggregating approximately $1,951,000 and $2,061,000, respectively. The effects of carrying nonaccrual loans during 1996, 1995, and 1994 resulted in a reduction of interest income of approximately $93,000, $91,000, and $119,000, respectively.

First Georgia Holding, Inc. and Subsidiary

(3)  Loans Receivable (Cont'd)
As discussed in Note 1, the Company adopted SFAS 114 and
SFAS 118 on October 1, 1995. This adoption required no increase to the allowance for loan losses and had no impact on net income for the year ended September 30, 1996.

Impaired loans and related amounts included in the allowance for loan losses at September 30, 1996 are as follows:


                                                Principal
                                                 Balance        Allowance
                                              -------------    -----------
Impaired loans, with a related allowance     $      -               -
Impaired loans, without allowance                447,433            -
                                              -------------    -----------
     Total                                   $   447,433            -
                                              =============    ===========

 The allowance amounts were primarily determined using the fair value of the related collateral.

The average recorded investment in impaired loans for the year ended September 30, 1996 was $455, 757. The interest income recognized on impaired loans for the year ended September 30, 1996 was approximately
$16,990, of which all was recorded on a cash basis.

At September 30, 1996 and 1995, the Bank had no loans held for sale.

The Bank has direct and indirect loans outstanding to certain directors and executive officers. All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 1996:

Balance at September 30, 1995         $    4,438,741
Repayments                                (3,166,801)
New borrowings                             3,390,948
                                          ------------
Balance at September 30, 1996         $    4,662,888
                                          ============


As of September 30, 1996, 1995, and 1994, the Bank was servicing loans for others aggregating approximately
$2,003,000, $7,346,000, and $3,205,000, respectively.

First Georgia Holding, Inc. and Subsidiary

(4)  Premises and Equipment
Premises and equipment at September 30 are summarized as follows:


                                               1996         1995
                                             ---------   ---------
Land                                      $    730,464     730,464
Buildings and improvements                   2,144,940   2,083,675
Building under capital lease                   372,902     372,902
Leasehold Improvements                         177,851        -
Furniture, equipment, and automobiles        2,276,280   2,185,636
                                             ---------   ---------
                                          $  5,702,437   5,372,677
Less accumulated depreciation
 and amortization                            2,367,558   1,984,470
                                             ---------   ---------
Premises and equipment, net               $  3,334,879   3,388,207
                                             =========   =========

 (5)  Accrued Interest Receivable
Accrued interest receivable at September 30 is summarized as follows:


                                    1996      1995
                                   -------  -------
Loans                         $    768,080  690,731
Investment securities               51,913   34,744
Mortgage-backed securities          32,639   25,633
                                   -------  -------
                              $    852,632  751,108
                                   =======  =======

(6) Investments Required by Law
Investment in stock of a Federal Home Loan Bank is carried at cost and is required of those institutions who utilize its services. No ready market exists for the stock, and it has no quoted market value.

First Georgia Holding, Inc. and Subsidiary

(7)  Deposits
Deposits are summarized at September 30 as follows:

                                            1996                1995
                                  ---------------------- -------------------
                                                Weighted           Weighted
                                                 Average            Average
                                     Balance      Rate     Balance    Rate
                                   -----------   -----   -----------  -----
Non-interest demand deposits     $   6,266,901     -       4,602,376    -
Negotiable orders of withdrawal     11,598,046   1.25%    11,606,103  2.41%
Money market deposit accounts        2,410,008   2.35%     2,344,735  2.78%
Savings deposits                     4,564,993   2.30%     4,713,420  2.45%
Time deposits:
 Six-month money market
  certificates                       7,522,860   5.89%     3,558,025  3.45%
 Certificates greater than
  six months                        70,893,473   5.32%    67,172,895  6.17%
 Jumbo certificates                 18,298,176   4.48%    12,530,135  5.34%
                                   -----------   -----   -----------  -----
                                 $ 121,554,457   5.05%   106,527,689  5.14%
                                   ===========   =====   ===========  =====



Interest expense on deposits is summarized as follows:

                                                1996      1995        1994
                                             ---------  ---------  ---------

Negotiable orders of withdrawal           $    219,520    329,557    335,806
Money market deposit accounts                   60,966     86,840    113,324
Savings deposits                               108,398    132,734    138,543
Time deposits:
 Six-month money market certificates           301,268    186,451    171,095
 Certificates greater than six months        4,081,112  3,928,004  3,194,256
 Jumbo certificates                            930,813    710,217    556,200
                                             ---------  ---------  ---------
                                             5,702,077  5,373,803  4,509,224
Less:
 Early withdrawal penalties                     19,747     28,350     23,077
                                             ---------  ---------  ---------
                                          $  5,682,330  5,345,453  4,486,147
                                             =========  =========  =========


At September 30, 1996 the rates on deposits were as follows:

Negotiable orders of withdrawal	         	1.25            %
Money market deposit accounts	            2.35
Savings deposits			                       2.30
Time deposits				                         2.75 - 6.25

First Georgia Holding, Inc. and Subsidiary

(7)  Deposits (Cont'd)
Accrued interest payable on all deposits at September 30, 1996 and 1995 was $547,939 and $527,338, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated financial statements.

As of September 30, 1996, and 1995, the Bank had no brokered deposits.

The amount and maturities of all time deposits at September
30, 1996 are as follows:

     Year ending
     September 30,    Amount
     ------------   -----------
          1997    $ 20,247,486
          1998      50,973,898
          1999      16,686,964
          2000       7,066,236
          2001       1,506,940
      After 2001       232,985
                    -----------
                  $ 96,714,509
                    ===========


(8)  Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank at September 30 are summarized as follows:

  Due during
  year ending      Interest
 September 30,       Rates                1996         1995
 -------------  ---------------        ----------   ----------
     1996       4.98% to 8.55%       $       -      4,448,000
     1997       4.93% to 8.45%          4,000,000   4,000,000
     1998       5.32% to 7.27%          4,500,000   2,000,000
     1999       5.68% to 6.76%          2,100,000   1,000,000
     2002           7.90%                 500,000     500,000
                                       ----------  -----------
                                     $ 11,100,000  11,948,000
                                       =========== ===========

The weighted average interest rate on Federal Home Loan Bank advances was 6.44% and 7.10% at September 30, 1996 and 1995, respectively.

The Bank has the ability to borrow additional funds from the Federal Home Loan Bank. The advances and any future borrowings are collateralized by certain qualifying real estate loans under a security agreement with the Federal Home Loan Bank. Additionally, all stock of the Federal Home Loan Bank is pledged as collateral for the advances.

First Georgia Holding, Inc. and Subsidiary

(9)  Other Borrowed Money
The Company has a $1.0 million revolving line of credit with a financial institution expiring in May 1998 at an interest rate of prime plus one-half percent. The Company has pledged the outstanding stock of the Bank as collateral for the line of credit. At September 30, 1996 and 1995, $92,000 and $192,000, respectively, were outstanding.


 (10)  Intangible Assets
Intangible assets at September 30 are summarized as follows:

                                     1996        1995
                                  ---------   ---------
Customer deposit base        $    1,802,560   1,802,560
Cost in excess of net assets
 acquired                           566,172     566,172
                                  ---------   ---------
                                  2,368,732   2,368,732

Less accumulated amortization     1,092,200     960,464
                                  ---------   ---------
                             $    1,276,532   1,408,268
                                  =========   =========

The intangible assets were generated as a result of  the
Company purchasing eight branches of another financial
institution.   Such amounts are being amortized on a
straight-line method over the estimated life (19 years) of the customer deposit base. Four of the eight acquired branches have been sold, three in 1991 and one in 1995.
Accordingly, the unamortized intangible assets associated with the sold branches were expensed upon sale.

 (11)  Stockholders' Equity and Regulatory Matters
The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

First Georgia Holding, Inc. and Subsidiary

(11) Stockholders' Equity and Regulatory Matters (Cont'd) The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with its primary Federal regulator, prohibitions on the payment of dividends and management fees, restrictions on executive compensation, and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by its primary Federal regulator or by the Federal Deposit Insurance Corporation, including requirements to raise additional capital, sell assets, or sell the entire institution. Once an institution becomes "critically undercapitalized," it must generally be placed in receivership or conservatorship within 90 days.

To be considered "well capitalized," an institution must generally have a leverage ratio of at least 5%, a Tier 1 risk-based capital ratio of at least 6%, and a total risk-based capital ratio of at least 10%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less.

While the Office of Thrift Supervision (OTS) and the
Financial Institutions Reform Recovery and Enforcement Act of 1989 (FIRREA) minimum capital requirements were not changed by FDICIA, an OTS regulated thrift rating will be determined using thresholds associated with the above capital categories. OTS minimum capital requirements are 1.5% tangible capital, 3% core capital, and 8% risk-based capital. Therefore, an OTS-regulated thrift could meet all three of its OTS minimum capital requirements yet still be "undercapitalized" for purposes of prompt corrective action under FDICIA.

At September 30, 1996, the Bank was in compliance with all such capital requirements. The following table summarizes the regulatory capital requirements and the Bank's regulatory capital at September 30, 1996.


                                             Minimum required
                                            regulatory capital
                Regulatory capital             under FIRREA
               -------------------         ---------------------
                             % of                          % of
                 Amount     assets           Amount       assets
               ----------   ------         -----------    ------
Tangible     $ 10,619,000    7.31%          2,179,000      1.50%
Core           11,896,000    8.12%          4,397,000      3.00%
Risk-based     12,851,000   10.51%          9,781,000      8.00%

At September 30, 1996, the Bank's tangible, core, and risk-based regulatory capital exceeded the minimum required regulatory capital under FIRREA by $8,440,000, $7,499,000 and $3,070,000, respectively; furthermore, the Bank was categorized as "well capitalized" under the aforementioned FDICIA requirements.

First Georgia Holding, Inc. and Subsidiary

(11)  Stockholders' Equity and Regulatory Matters (Cont'd)
 A reconciliation of stockholder's equity of the Bank as disclosed in note 18 to regulatory capital amounts at September 30, 1996 follows:

                              Tangible      Core     Risk-based
                             ----------  ----------  ----------
                                        (unaudited)
Stockholder's equity as
 reported in Note 18      $  11,896,000  11,896,000  11,896,000
Less qualifying
 intangible assets           (1,277,000)       -           -
Plus general loan loss
 reserves                          -           -        955,000
                             ----------  ----------  ----------
                          $  10,619,000  11,896,000  12,851,000
                             ==========  ==========  ==========

In 1992 the Bank entered into a supervisory agreement with the OTS. The agreement required the Bank to submit to the OTS a written plan to improve the Bank's record of compliance with applicable federal consumer protection laws and regulations. Effective May 20, 1996, the OTS released the Bank from this supervisory agreement.


(12) Income Taxes
The components of income tax expense (benefit) attributable to income from continuing operations are as follows:


                            1996      1995      1994
                          -------   -------   -------
Federal:  Current      $  651,665  742,356    493,666
         Deferred        (287,279)  29,959     31,173
                          -------   -------   -------
                          364,386   772,315   524,839
State:  Current              -         -         -
                          -------   -------   -------
                       $  364,386   772,315   524,839
                          =======   =======   =======

The difference between the actual total provision for income taxes and income taxes computed at the Federal statutory rate of 34% is as follows:

                                            1996      1995      1994
                                          -------   -------   -------
Computed "expected" tax expense        $  382,756   696,797   539,585
Increase (Decrease) resulting from:
 Amortization of intangibles               12,534    10,574    10,574
 Tax exempt income                         (7,957)   (8,298)   (8,182)
 Other, net                               (22,947)   73,242   (17,138)
                                          --------  --------  --------
                                       $  364,386   772,315   524,839
                                          ========  ========  ========

First Georgia Holding, Inc. and Subsidiary

 (12) Income Taxes (Cont'd)
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1996 and 1995 are presented below:

                                                 1996      1995
                                                -------   -------
Deferred tax assets:
 Allowance for loan losses                 $    267,021   315,000
 Deferred loan fees                               6,553    22,586
 SAIF assessment accrual                        276,237      -
                                               -------   -------
Total gross deferred tax assets                549,811   337,586
 Less valuation allowance                          -         -
                                               -------   -------
Net deferred tax assets                        549,811   337,586
                                               -------   -------

Deferred tax liabilities:
 Depreciation                                   71,265   146,319
 FHLB stock dividends                          240,379   240,379
                                               -------   -------
Total deferred tax liabilities                 311,644   386,698
                                               -------   -------

Net deferred tax assets (liabilities)     $    238,167   (49,112)
                                               =======   ========

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment.

Prior to January 1, 1996, under the Internal Revenue Code ("Code") the Company was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Company to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deductions or actual loss experience. Retained earnings at September 30, 1996 include approximately $248,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

On August 20, 1996, President Clinton signed legislation which will eliminate the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. This new legislation also requires a thrift to generally recapture the excess of its current tax reserves over its 1987 base year reserves.
As the Company has previously provided deferred taxes on this amount, no additional financial statement tax expense should result from this new litigation.

First Georgia Holding, Inc. and Subsidiary

(13)  Leases
On September 28, 1987, the Bank entered into a sale-leaseback of one of its branches. The facility has been capitalized and the related obligation is recorded in other liabilities in the accompanying financial statements based on the present value of future minimum lease payments. The lease term expires August 28, 2007.

The present value of future minimum capital lease payments as of September 30, 1996, are:

       Year ending
      September 30,
      -------------
          1997                $    39,348
          1998                     39,348
          1999                     39,348
          2000                     39,348
          2001                     39,348
          2002 and later years    236,088
                                  -------
   Total minimum lease payments   432,828
   Less amount representing
    interest at 10%               170,924
                                  -------
Present value of future minimum
 capital lease payments      $    261,904
                                  =======

The Bank is obligated under various noncancelable operating leases, primarily for operating facilities that expire over the next fifteen years. The future minimum lease payments under these operating leases as of September 30, 1996 are as follows:

        Year ending
       September 30,
       --------------
          1997                $    50,480
          1998                     25,000
          1999                     25,000
          2000                     25,000
          2001                     25,000
          2002 and later years     70,313
                                  --------
       Total future minimum
        lease payments        $   220,793
                                  =======

 Total rent expense was approximately $75,000, $16,000, and $22,000 for the years ended September 30, 1996, 1995, and 1994, respectively.


(14) Sale of Branch
Effective September 22, 1995, the Bank completed the sale of its Alma branch, which had deposits of $6,660,144, loans receivable of $3,247,943, and net premises and equipment of $270,163. This transaction resulted in a gain of $122,043 which is reported separately in the accompanying consolidated statement of operations.

First Georgia Holding, Inc. and Subsidiary

(15) Employee Benefit Plans
Effective October 1, 1992, the Company adopted a 401(k)
Profit Sharing Plan, (the Plan) which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 3% of an employee's salary. The Company contributed $27,376, $28,852, and $30,517 to the Plan in 1996, 1995, and 1994, respectively.

Effective September 30, 1995, the Company adopted an Employee Stock Purchase Plan which covers substantially all of its employees. The Company buys its stock in the open market for the employees. Employees pay 85% of the price at which the Company buys the stock. During 1996, approximately 6,500 shares were purchased by employees. As a result of such employee stock purchases, the Company incurred employee benefits expense of approximately $11,000 in 1996.

(16)  Stock Option Plan
The Company has a nonqualified Stock Option Plan (the Option
Plan). The remaining number of shares of stock reserved under the Option Plan is 304,274. The shares will be available for future issuance upon the exercise of stock options to be granted to officers and key employees of the Company under the Option Plan. The following is a summary of activity in the Option Plan for the periods indicated.

Such amounts have been adjusted to reflect 50% stock dividends accounted for as 3 for 2 stock splits declared in each of fiscal 1996 and 1994.

                                    1996      1995      1994
                                   -------    -------   -------
Options outstanding at beginning
 of period                        349,274     154,274   165,524
Options granted                      -        195,000      -
Options canceled                     -           -         -
Options exercised                 (45,000)       -      (11,250)
                                   -------    -------   -------
Options outstanding at end
 of period                        304,274     349,274   154,274
                                  ========    =======   =======
Option prices per share:
Options granted during period        -     $4.33-4.77      -
Options canceled                     -          -          -
Options exercised               $1.45-2.44      -        $2.44
Options outstanding at end
of period                       $2.22-4.77 $1.45-4.77 $1.45-2.44

At September 30, 1996, 189,468 of the options can be exercised.

(17)  Net Income Per Share
Net income per share is based on weighted average shares and share equivalents of 2,167,181, 2,043,894, and 2,047,367 during the years ended September 30, 1996, 1995 and 1994, respectively. The dilutive effect of stock options has been considered in the computation of equivalent shares and is included from the respective dates of grant. Net income per share and weighted average shares and equivalent shares outstanding have been retroactively restated to reflect the 50% stock dividends accounted for as 3 for 2 stock splits that occurred during each of fiscal 1996 and 1994.

First Georgia Holding, Inc. and Subsidiary

(18)  Condensed Financial Information of First Georgia
      Holding, Inc. (Parent Only)
First Georgia Holding, Inc., was organized December 16,
1987. The following represents parent company only condensed financial information.

                                               September 30,
                                          -----------------------
Condensed Balance Sheets                     1996        1995
                                          ----------   ----------
Assets
Cash                                    $     34,447        7,486
Other assets                                  76,883         -
Investment in subsidiary (note 11)        11,896,366   11,309,500
                                          ----------   ----------
  Total assets                          $ 12,007,696   11,316,986
                                          ==========   ==========


Liabilities and Stockholders' Equity

Liabilities
Other borrowed money (note 9)           $     92,000      192,000
Stockholders' Equity
 Common stock                              2,034,962    1,989,962
 Additional paid-in-capital                5,239,851    5,122,843
 Retained earnings                         4,640,883    4,012,181
                                          ----------   ----------
Total liabilities and stockholders'
equity                            $       12,007,696   11,316,986
                                          ==========   ==========



                                           Years ended September 30,
                                        ---------------------------------
Condensed Statements of Operations        1996         1995      1994
                                        ---------   ---------   ---------
Dividends from bank subsidiary       $    194,000     215,000      84,000

Expenses                                  (19,500)    (27,807)    (25,249)
                                        ---------   ---------   ---------
Income before equity in undistributed
 income of bank subsidiary                174,500     187,193      58,751

Equity in undistributed income of bank
subsidiary                                586,866   1,089,895   1,003,426
                                        ---------   ---------   ---------
Net income                           $    761,366   1,277,088   1,062,177
                                         ========   =========   =========

First Georgia Holding, Inc. and Subsidiary

(18)  Condensed Financial Information of First Georgia Holding,
      Inc. (Parent Only)

Condensed Statements of Cash Flows

Cash flows from operating activities:      1996        1995       1994
                                          -------    -------    -------
Net income                           $    761,366  1,277,088  1,062,177
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Equity in undistributed income
 of bank subsidiary                      (586,867)(1,089,895)(1,003,426)
(Decrease) Increase in accounts
  payable                                    -       (79,725)    62,925
                                         --------- ---------  ----------
Net cash provided by operating
 activities                               174,499    107,468   121,676
                                         --------- ---------  ----------
Cash flows from financing activities:
 Dividends paid on common stock          (132,664)   (79,598)  (61,560)
 Net proceeds from exercise of stock
  options                                  85,125       -       27,500
 Repayments of other borrowed money      (100,000)   (48,000)  (60,000)
                                         ---------  --------- ----------
Net cash used in  financing activities   (147,539)  (127,598)  (94,060)
                                         ---------  --------- ----------
Increase (Decrease) in cash and cash
 equivalents                               26,960    (20,130)   27,616
Cash and cash equivalents at beginning of
 year                                       7,486     27,616      -
                                         ---------  --------- ----------
Cash and cash equivalents at end of
 year                                  $   34,447      7,486    27,616
                                         =========  ========= ==========


The primary source of funds available to the parent company to pay shareholder dividends and other expenses is dividends from its subsidiary bank. Regulatory agencies impose restrictions on the amounts of dividends that may be declared by the subsidiary bank and requires maintenance of minimum capital amounts (see note 11). The amount of cash dividends available from the subsidiary bank for payment in 1997, upon regulatory approval, is approximately $3,070,000. As a result, at September 30, 1996, approximately $8,826,000 of the parent company's investment in the Bank was restricted as to dividend payments from the Bank to the parent company under the foregoing regulatory limitations.

 (19)  Commitments and Contingencies
The Bank is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Bank's or the Company's financial position or results of operations.

First Georgia Holding, Inc. and Subsidiary

(20) Pending Branch Sale
In July 1996, the Bank signed a letter of intent to sell its branch located in Hinesville Georgia to a local bank in that area. The sale of approximately $8,400,000 in deposits and $340,000 in premises and equipment is expected to close during the first quarter of 1997, subject to regulatory approval.


(21) Fair Value of Financial Instruments
SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and due from banks, interest-bearing deposits in other financial institutions, accrued interest receivable: The carrying amounts approximate those assets' fair values because of their short-terms to maturity.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans: For variable-rate loans that reprice frequently and are of normal credit risk, fair values are considered to approximate carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments are based on a comparison with terms, including interest rate and commitment periods currently being offered in similar agreements, taking into account credit worthiness of the counter parties. The carrying and fair values of off-balance-sheet instruments at September 30, 1996, are the same based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

First Georgia Holding, Inc. and Subsidiary

(21) Fair Value of Financial Instruments(Cont'd) Deposits:
Fair values for fixed-rate certificates of deposits are estimated using a discounted cash flow calculation that considers interest rates currently being offered on certificates of similar terms to maturity. The carrying amounts of all other deposits, due to their nature, approximate their fair value.

Federal Home Loan Bank advances: Fair values for fixed-rate borrowings from the Federal Home Loan Bank are estimated using a discounted cash flow calculation that considers interest rates currently being offered on advances of similar terms to maturity.

Other Borrowed Money: The carrying amount of the note payable, which has a variable rate, is assumed to approximate its fair value.

The following is a summary of the Company's financial instruments at September 30, 1996:

                                      Carrying     Estimated
                                       value      fair value
                                   -----------   -----------
Assets:
Cash and due from banks        $     2,956,328     2,956,328
                                   ===========   ===========
Interest bearing deposits in other
 financial institutions              2,954,350     2,954,350
                                   ===========   ===========

Investment securities               10,325,537    10,208,744
                                   ===========   ===========

Loans                              122,431,469   125,114,586
                                   ===========   ===========

Liabilities:
Deposits
 Noninterest bearing                 6,266,901     6,266,901
                                   ===========   ===========

Interest bearing demand
 and savings                        18,573,047    18,573,047
                                   ===========   ===========

Time certificates                   96,714,509    97,988,140
                                   ===========   ===========

Federal Home Loan Bank advances     11,100,000    11,083,890
                                   ===========   ===========

Other borrowed money                    92,000        92,000
                                   ===========   ===========

INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders

First Georgia Holding, Inc.

Brunswick, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Holding, Inc.
and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Holding, Inc. and subsidiary at September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 1996, in conformity with generally accepted accounting principles.







							     KPMG Peat
Marwick LLP
Atlanta, Georgia
November 1, 1996

SELECTED CONSOLIDATED
FINANCIAL AND OTHER DATA
First Georgia Holding, Inc.

Selected consolidated financial data is presented below as of and for each of the years in the five-year period ended September 30, 1996.



                    (Dollars in thousands, except per share data)

                                         September 30,
                   -----------------------------------------------------
                      1996      1995      1994      1993        1992
                   --------  --------   --------  ----------  ----------
Balance Sheet Data:

Total assets      $ 146,915    132,742    133,870   133,105    139,587
Loans receivable,
 net              $ 122,431    110,432    113,579   113,420    118,084
Total investments $  10,326      9,181      7,511     7,070      7,001
Deposits          $ 121,554    106,528    103,407   106,736    115,739
Borrowings        $  11,192     12,140     17,988    15,748     13,898
Stockholders'
 equity           $  11,916     11,125      9,927     8,899      8,065
Book value
 per share        $    5.85       5.59       4.99      4.50       4.08
Number of shares
 outstanding      2,034,962  1,989,962  1,989,962 1,978,712  1,978,712




                                       Year Ended
                                      September 30,
                   -----------------------------------------------------
                      1996      1995      1994      1993        1992
                   --------  --------   --------  ----------  ----------
Income Statement Data:
Interest income    $ 11,794    11,626     10,213      10,807      12,008
Interest expense      6,549     6,407      5,544       6,039       7,318
                   --------  --------   --------  ----------  ----------
Net interest income   5,245     5,219      4,669       4,768       4,690
Provision for loan
 losses                  48       214         39         171         300
Other income          1,004     1,268      1,198       1,051       1,308
Other expense         4,347     4,224      4,241       4,551       4,706
SAIF special
 assessment             727       -          -           -           -
                   --------  --------   --------  ----------  ----------
Income before
 income taxes and
 cumulative change
 in accounting
 principle            1,127     2,049      1,587       1,097         992

Income tax expense      364       772        525         435         375
                   --------  --------   --------  ----------  ----------
Income before
cumulative
effect of a change
in accounting
principle               763     1,277      1,062         662         617

Cumulative effect
of a change
in accounting
principle               -         -         -            216         -
                   --------  --------   --------  ----------  ----------


Net income         $   763      1,277      1,062         878         617
                   =======   ========   ========  ==========  ==========

Income per share
before cumulative
effect of a change
in accounting
principle         $  0.35       0.62        0.52       0.33        0.31


Cumulative effect
of a change in
accounting principle    -         -           -        0.12         -
                   --------  --------   --------  ----------  ----------
Net income
 per share      $    0.35       0.62        0.52       0.45         0.31
                   =======   ========   ========  ==========  ==========




                                        At or For
                                       Year Ended
                                      September 30,
                   -----------------------------------------------------
                      1996      1995      1994      1993        1992
                   --------  --------   --------  ----------  ----------
Other Data:
Net income to
 average assets       0.55%     0.95%      0.79%       0.64%       0.43%
Net income to
 average equity       6.52%    11.88%     11.04%      10.36%       7.96%
Average equity to
 average assets       8.40%     8.01%      7.41%       6.53%       5.66%
Number of
full-service offices     8         6          7           7           7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
First Georgia Holding, Inc. and subsidiary

    General
First Georgia Holding, Inc. (the Company) was organized in 1987 to acquire the outstanding common stock of First Georgia Bank, F.S.B. (the Bank or First Georgia). On April 30, 1988, the Company became the sole shareholder of the Bank and issued its stock to the former Bank shareholders. Management's Discussion and Analysis which follows, relates primarily to the Bank since the Company has not had material operations since it was organized.

First Georgia's net income depends on (a) its net interest income, which is the difference between its interest income from loans and investments and its interest expense on deposits and borrowings, (b) its non-interest income, which consists principally of fee income generated by First Georgia's retail banking operations, and (c) its non-interest expenses, such as employee salaries and benefits. Interest income on loans and investments (yield) is a function of the average balances outstanding during the period and the average rates earned. Interest expense (cost of funds) is a function of the average amount of deposits and borrowings outstanding during the period and average rates paid on such deposits and borrowings. Retail banking fee income, consisting mainly of recurring fees collected for deposit-related services rendered by the Bank, varies with the volume of the Bank's retail banking business. Non-interest expenses vary primarily with the number of employees, expansion of facilities and inflation.

Capital Resources
The following is a reconciliation at September 30, 1996 of the Bank's capital under generally accepted accounting principles to regulatory capital.

First Georgia Savings Bank
 Stockholder's equity            $    11,896,000
Less:
 Intangible assets                     1,277,000
                                     ------------
           Tangible Capital           10,619,000
                                     ------------
Plus:
 Qualifying intangible assets          1,277,000
                                     ------------
            Core capital              11,896,000
                                     ------------
Plus:
 General allowance for loan losses       955,000
                                     ------------

             Risk-based capital  $    12,851,000

Current regulations require financial institutions to have minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8.0%. The minimum core capital or leverage ratio also may be increased by the Office of Thrift Supervision (the OTS) based on its assessment of the institution's risk management systems and the level of overall risk in the individual institution. At September 30, 1996, the Bank was in compliance with its minimum capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

The Bank's regulatory capital and the required minimum amounts, at September 30, 1996, are summarized below.


                   Bank          Required           Excess
                  Capital       Minimum Amount   (Deficiency)
             ----------------  --------------  --------------
               %       $         %     $         %      $
             ----  ----------  ---- ---------  ---- ---------
Tangible
 capital     7.31  10,619,000  1.50 2,179,455  5.81 8,439,545
Core
 capital     8.12  11,896,000  4.00 5,863,000  4.12 6,033,000
Risk-based
 capital    10.51  12,851,000  8.00 9,780,560  2.51 3,070,440




As of September 30, 1996, the Bank exceeded all the required minimum capital amounts as demonstrated by the chart above. The Bank had strong earnings during the year which helped to strengthen its capital position. The Company secured a line of credit from another financial institution for an amount not to exceed $1.0 million. At September 30, 1996 the Company had $92,000 outstanding on that line at prime plus one-half percent, which it used to invest in the Bank in prior years. The Company secured this line of credit with all the outstanding stock of the Bank.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires Federal banking agencies to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. In addition to the ratios described above, FDICIA introduced an additional capital measurement, the Tier 1 risk-based capital ratio. The Tier 1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The five capital tiers established by FDICIA and the regulator's minimum requirements for each are summarized below.


             		      Total 	           Tier 1
              			    Risk-Based      Risk-Based
	               		   Capital Ratio	 Capital Ratio	Leverage Ratio
                     -------------   -------------    --------------
Well capitalized	    10% or above	   6% or above      5% or above
Adequately
 capitalized    	     8% or above    4% or above      4% or above
Undercapitalized      Less than 8%   Less than 4%     Less than 4%
Significantly
 undercapitalized     Less than 6%   Less than 3%     Less than 3%
Critically
 undercapitalized         -                -	        2% or less


An institution may be deemed to be in a capitalization category lower than is indicated by its capital position based on safety and soundness considerations other than capital levels.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

At September 30, 1996, the Bank's total risk-based ratio, tier 1 risk-based ratio and leverage ratio were


10.51%, 9.73%, and 8.12%, respectively, placing the Bank in the well capitalized category under FDICIA for each ratio.

Liquidity
First Georgia has traditionally maintained levels of liquidity in excess of levels required by regulatory authorities. As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments in an amount equal to a monthly average of 5% of withdrawable savings and short term borrowings. The Bank's liquidity level was 3.94% and 6.10% at September 30, 1996 and 1995, respectively.

The Bank's operational needs, demand for loan disbursements and savings withdrawals can be met by loan principal and interest payments, new deposits and excess liquid assets. While significant loan demand, deposit withdrawal, increased delinquencies and increased foreclosed properties could alter this condition, the Bank has sufficient borrowing capacity through Federal Home Loan Bank advances and other short term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for 1997.

Asset/Liability Management
First Georgia has implemented a program of asset/liability management to limit the Bank's vulnerability to material and prolonged increases in interest rates (interest rate risk). The principal determinant of the exposure of the Bank's earnings to interest rate risk is the difference in the time between interest rate adjustments or maturities on interest-earning assets and interest rate adjustments or maturities of interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and if the interest rates earned on its assets and paid on its liabilities moved concurrently, which is not the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Bank's asset/liability management policy seeks to increase the adjustability of the interest rates earned on its assets and paid on its liabilities and to match the maturities of its interest-earning assets and interest-bearing liabilities so that the Bank will be able to restructure and reprice its asset portfolio in a relatively short period to correspond to changes in its cost and flow of funds. The Bank's policy also seeks to encourage the flow of deposits into longer term certificates during periods of lower interest rates and to emphasize shorter term accounts during periods of high rates. During fiscal 1996, the Bank actively managed its interest rate risk by limiting its lending to short-term fixed rate balloon notes or adjustable rate loans and lengthening the maturity on its deposits.

It is a policy of First Georgia not to originate for its own portfolio any long term fixed rate mortgage loans. This allows First Georgia to better match the maturities of its assets and liabilities, thereby limiting interest rate risk. Similarly, the Bank emphasizes the origination of commercial real estate loans, construction loans, consumer loans and commercial loans with either adjustable rates or short maturities.

The interest rate sensitivity of the Bank's assets and liabilities provides an indication of the extent to which the Bank's net interest income may be affected by interest rate movements. The concept of interest rate sensitivity recognizes that certain assets and liabilities have interest rates that are subject to change prior to maturity. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracting interest rate sensitive liabilities from interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. To the extent that the gaps are close to zero, net interest income can be considered to be relatively immune from interest rate movements. The following table sets forth the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1996. The information presented, however, may not be indicative of actual future trends of net interest income in rising or declining interest rate environments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

                                                   (in thousands)
                                           Over One Over Five Over Ten
                                            Through  Through  Through   Over
                                   One Year   Five      Ten   Twenty   Twenty
                                    or Less  Years     Years   Years    Years
                                    -------  ------    -----   -----    ------
Interest-earning assets (IEA's):
 Taxable investments             $    7,202     786     1,853    484     -
 Interest earning deposits            2,954      -        -       -      -
 Loans                               90,523  25,976     1,449   3,128   2,360
                                    -------  ------    -------  ------ -------
  Total                             100,679  26,762     3,302   3,612   2,360
                                    -------  ------    -------  ------ -------

Interest-bearing liabilities (IBL's):

Savings deposits                      4,565      -        -       -      -
Other time deposits                  20,247  76,234       233     -      -
Demand deposits                      20,275      -        -       -      -
Debt                                  4,092   6,600       500     -      -
                                    -------  ------    -------  ------ -------
 Total                               49,179  82,834       733     -      -
                                    -------  ------    -------  ------ -------

Interest sensitivity gap         $   51,500 (56,072)    2,569   3,612   2,360
                                    =======  ======    =======  ======  ======
Cumulative gap                   $   51,500  (4,572)   (2,003)  1,609   3,969
                                    =======  ======    =======  ======  ======
Ratio of IEA's to IBL's                2.05    0.32      4.50     -      -
                                    =======  ======    =======  ======  ======
Cumulative ratio of IEA's to IBL's     2.05    0.97      0.98    1.01    1.03
                                    =======  ======    =======  ======  ======







COMPARISON OF YEARS ENDED SEPTEMBER 30, 1996 AND 1995

					RESULTS OF OPERATIONS

GENERAL
First Georgia Holding, Inc. reported Net Income of $761,366 in 1996, a decrease of $515,722. This decrease is due primarily to the special one time SAIF assessment of $727,704. Net Income before this one time assessment is $1,212,833. Net Interest Income after Provision for Loan Losses increased a total of $191,592. Other Income decreased by a total of $264,919, and other expenses, exclusive of the SAIF assessment, increased $122,620. Several factors as discussed below contributed the increases and decreases in these areas.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

INTEREST INCOME
Total Interest Income increased $167,579 for the year, or 1.44%. The major portion of this rise in Interest Income was in loans where Interest Income from Loans increased $114,442 or 1.05%. Average loans increased $1,610,772 during the year ended September 30, 1996, resulting in higher interest income. Mortgage-backed securities interest income increased $110,662, or 52.41% and investment securities income increased by a total of $82,061 or 27.74%. Because of increased deposit balances and the maturing of some investments, the Bank was able to shift funds to higher yielding investments. These investments carry a variable rate of interest that will tend to move slower than other rates. Management feels that such investments are prudent because they tend to protect the Bank from wide interest rate swings. Other Interest Income decreased by $139,586, or 56.37%, as the Bank shifted funds from its interest earning deposits to the higher earning investment securities.

INTEREST EXPENSE
Total Interest Expense increased $142,025, or 2.22% for the year. The increase is attributable to an increase in average deposits of $4,453,923. In anticipation of the sale of the Hinesville branch, the Bank offered competitive rates to attract more deposits, which also increased interest expense. Interest Expense on Advances and Other Borrowings fell $194,852, or 18.35% as the Bank was able to pay down the principal on its line of credit by $100,000. The Bank also paid several advances, as indicated by the drop in the average balance of advances outstanding by $2,577,660.

YIELDS EARNED AND RATES PAID
Net interest income is affected by (a) the difference between rates of interest earned on interest-earning assets and rates of interest paid on interest-bearing liabilities (interest rate spread) and (b) the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indication of an institution's net interest income is its "net yield on interest-earning assets" which is net interest income divided by average interest- earning assets. The following table sets forth information with respect to weighted average contractual yields on loans, yields on investments and the cost of funds on deposits and borrowings for and as of the end of the periods indicated.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

                                  Year Ended             At
                                 September 30,       September 30,
                           -------------------------  ----------
                                 (in percentages)
                            1996      1995      1994      1996
                           -----     -----     -----     -----
Weighted average yield on:

Loans                       9.35      9.77      8.71      9.20
Taxable
 investment securities      7.35      6.22      3.76      6.03
Interest earning deposits
 in other banks             5.89      7.24      3.50      5.41
                           -----     -----     -----     -----
Total weighted average
 yield on all
 interest-earning assets    9.15      9.46      8.26      9.04
                           -----     -----     -----     -----

Weighted average rate
 paid on:

Deposits                    5.35      4.95      4.22      5.05
Short term debt             7.27      5.90      3.25      7.12
Long term debt              6.63      6.82      6.76      6.36
                           -----     -----     -----     -----
Total weighted average
 rate paid on all
 interest-bearing
 liabilities                5.23      5.29      4.55      5.08
                           -----     -----     -----     -----
Weighted average interest
 rate spread (spread
 between weighted average
 yield on all
 interest-earning assets
 and rate paid on all
 interest-bearing
 liabilities)               3.92      4.17      3.71      3.96
                           ======    ======    =====     =====

Net yield on average
 interest-earning assets
(net interest income as
 a percentage of average
 interest-earning assets)   4.07      4.04      3.81      N/A
                            ======    ======    =====     =====




PROVISION FOR LOAN LOSSES
The provision for loan losses is based on management's evaluation of the risk elements inherent in the loan portfolio. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, current economic conditions that might affect a borrower's ability to pay, review of specific problem loans, findings and recommendations from regulatory examinations, historical charge-off experience, and levels of non-performing and past due loans. Management reviews these elements and determines the level of allowance for loan losses needed. The $48,104 provision for loan losses recorded in 1996 represents management's desire to maintain a prudent level of coverage. At September 30, 1996, the Bank believes its allowance for loan losses is adequate to provide for future losses. Table 1 sets forth an analysis of non-accruing and past due loans as of September 30, 1994 through 1996 while Table 2 provides an analysis of the allowance for loan losses, showing charge-offs and recoveries by type of loan as well as the addition to the allowance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

 Table 1      ANALYSIS OF NON-ACCRUING AND
          PAST DUE LOANS
                                   As of September 30,
                               -------------------------------
                                  1996      1995      1994
                               ---------  ---------  ---------
Non-accruing Loans (1)
Real estate
 Construction               $       -          -          -
 First mortgage                1,766,929  1,876,110  2,375,112
 Second mortgage                  19,764     82,918     49,169
Consumer                         164,118    101,974    115,094
                               ---------  ---------  ---------
Total non-accruing loans       1,950,811  2,061,002  2,539,375
                               ---------  ---------  ---------

Past Due Loans (2)
Real estate
 Construction                       -          -          -
 First mortgage                     -       107,140    382,868
 Second mortgage                    -          -          -
Consumer                            -        21,990       -
                               ---------  ---------  ---------
Total past due loans                -       129,130    382,868
                               ---------  ---------  ---------
Total non-accruing and
 past due loans             $  1,950,811  2,190,132  2,922,243
                               =========  =========  =========
Percentage of total loans        1.58%      1.98%      2.57%
                               =========  =========  =========
Real estate acquired
 through foreclosure        $     94,200    206,334    240,281
                               =========  =========  =========
Total non-accruing and
 past due loans and
 nonperforming assets.      $  2,045,011  2,396,466  3,162,524
                               =========  =========  =========
--------------------------------------------------------------
(1) Non-accruing loans are loans for which unpaid interest is not recognized in income.
(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

Table 2   ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                             Year Ended
                                            September 30,
                                -------------------------------
                                   1996      1995      1994
                                ---------  ---------  ---------
Beginning balance          $    1,003,569    983,058    968,784
Loans charged-off:
 Real estate construction            -          -          -
 Real estate mortgage             152,684    177,417     26,416
 Consumer and other                56,602    100,696    111,365
                                ---------  ---------  ---------
Total charge-offs                 209,286    278,113    137,781
                                ---------  ---------  ---------

Recoveries:
 Real estate construction            -          -          -
 Real estate mortgage              46,547     22,632     29,053
 Consumer and other                66,354     61,850     84,002
                                ---------  ---------  ---------
Total recoveries                  112,901     84,482    113,055
                                ---------  ---------  ---------
Net charge-offs                    96,385    193,631     24,726

Provision charged to
 operations                        48,104    214,142     39,000
                                ---------  ---------  ---------
Balance at end of period   $      955,288  1,003,569    983,058
                                =========  =========  =========
Ratio of net charge-offs to
 average loans outstanding         0.08%      0.17%      0.02%
                                =========  =========  =========
Ratio of allowance to
 total loans                       0.77%      0.90%      0.87%
                                 =========  =========  =========

OTHER INCOME
Other Income decreased $264,919, or 20.88% for the year.
The previous year's gain from the sale of the Alma Branch, totaling $122,043, was absent this year, causing a portion of the decrease. The Bank opened a new branch in Glynn county upon the sale of the Alma office, so the loss of fee income was not immediately offset as the new branch gained business. Consequently, loan fees were down $68,358 or 15.15% and deposit fees were down $45,885 or 7.63%. The new branch is growing steadily and should soon generate fee income to replace that lost on the sale of the Alma branch. The Bank continued its efforts to bank only high quality accounts where non-sufficient fund fees were minimal.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

OTHER EXPENSES
Other Expenses increased $122,620, or 2.90% for the year, not including the one time SAIF assessment. The FDIC assessed each thrift institution an amount equal to 65.70 basis points of the institutions deposits at March 31, 1995 in order to recapitalize the SAIF Insurance Fund. The assessment charged to this institution was $727,704. The Bank's North Brunswick office opened in late October of 1995. While the branch has seen excellent growth, its income has not reached a level to offset the expense incurred in the organization of the branch. Consequently, salaries expense increased $53,926 or 2.79% and net occupancy expense increased $48,065 or 5.31%. Loss on the Sale of Foreclosed Property was down $17,969 because the Bank was able to keep its foreclosed real estate to a minimum for most of the year. Amortization of intangibles decreased by $11,568, or 8.07% resulting from the write off of the intangible associated with the Alma branch, which was sold last year. The Bank continued to look for opportunities to reduce its Other Operating Expenses through better management of its people and the use of new technology. The Bank continually examines each phase of its operation for opportunities to reduce expenses. The Company incurred $364,386 in income tax expense for the year based on applicable income tax rates at September 30, 1996.

			FINANCIAL CONDITION

Total Assets of the Company increased $14,175,876 from September 30, 1995 to September 30, 1996. Loans were the driving force behind this increase, as the net balances grew $11,999,236, or 10.87%. Loan demand remained strong throughout fiscal 1996, and Management took advantage of this demand by offering competitive loan products and exceptional service. Interest bearing deposits in other Banks increased $602,167, or 25.60% during 1996. An increase in deposits caused these short term investments to grow. Because of high cash balances, the Bank increased its investment securities by $1,144,559 or 12.47%. The objective is to earn a return on this money while protecting the Bank from adverse interest rate risk. The Real Estate Acquired in Settlement of Loans decreased $112,134, or 54.35%. This continued decrease in Real Estate Owned is representative of Management's commitment to maintain higher quality loan business and quick turnaround of its foreclosed property.

	As mentioned previously, total deposits increased
$15,026,768, or 14.11%. This increase represents an increase in the local market for deposits, leading to more attractive rates for depositors. With the increase in deposit balances, the Bank was able to decrease its Federal
Home Loan Bank Advances by $848,000 or 7.10%.  Other
Borrowed Money decreased $100,000 during the year due to increased liquidity.


COMPARISON OF YEARS ENDED SEPTEMBER 30, 1995 AND 1994

			RESULTS OF OPERATIONS

GENERAL
First Georgia Holding, Inc. reported Net Income of $1,277,088 in 1995, an increase of $214,911, or 20.23%.
This increase in Net Income came as a result of several factors. First, the Net Interest Income after Provision for Loan Losses increased a total of $374,382. Other Income also increased slightly by a total of $70,797. Other expenses decreased slightly by a total of $17,208. All these coming together had a strong positive effect on the Company's Net Income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

INTEREST INCOME
Total Interest Income increased $1,413,140 for the year, or 13.84%. The major portion of the rise in Interest Income was in loans where Total Interest Income from Loans increased $1,157,386 or 11.91%. While Average Loans remained virtually unchanged from the previous year, the yields earned on the various loans increased. Mortgage-backed Securities Interest Income increased $131,433, or 164.9% as the Bank increased its position in these securities because of the variable rate most of these securities carry. This variable rate helps to shield the
Company from adverse interest rate shock.   Investment
Securities Income increased by a total of $18,551 or 6.69% because of shifting of excess funds to investments with variable interest rates. Management feels that such investments are prudent because they tend to protect the Bank from wide interest rate swings. Other Interest Income increased significantly, by $105,770 or 74.57% for the year. The Bank held a large amount of cash in its Federal Home Loan Bank Overnight Account for the funding of the sale of the Alma branch. This large balance, over six million dollars near the end of the year, generated a substantial amount of interest income.

INTEREST EXPENSE
Total Interest Expense increased $863,616, or 15.58% for the year. The increase is attributable to an increase in average deposits of over a million dollars and an increase in the weighted average rate paid on deposits from 4.22% in 1994 to 4.80% in 1995. Increased competition for deposits in the area contributed to the higher interest rates the Bank was willing to pay depositors. Interest Expense on Borrowings rose a modest $4,310 or 0.41%. These borrowings were in the form of advances from the Federal Home Loan Bank.


OTHER INCOME
Other Income increased $70,797, or 5.91% for the year. The gain from the sale of the Alma Branch, totaling $122,043, was the most significant aspect of Other Income. Loan fees were up $28,378 (6.71%). Part of this increase came from the settlement of the sale of servicing rights for certain loans to another institution. Deposit service charges continued to decrease during the year, falling a total of $24,885. The Bank continued its efforts to bank only high quality accounts where non-sufficient fund fees were minimal.

OTHER EXPENSE
Other Expenses decreased $17,208, or 0.41% for the year. This reduction in Other Expenses occurred in several areas. Salaries and employee benefits were down $46,465, or 2.35%. The Bank tried to cut costs here by reassigning the duties of an employee who was leaving to an existing employee rather than hiring a new person. Loss on the Sale of Foreclosed Property was down $34,852, or 65.98% because the Bank was able to keep its foreclosed real estate to a minimum for most of the year. The Bank acquired a substantial amount of Furniture, Fixtures, and Equipment, causing Net Occupancy expense to increase $47,458, or 5.54% for the year. The Bank continued to look for opportunities to reduce its Other Operating Expenses through better management of its people and the use of new technology. The Bank continually examines each phase of its operation for opportunities to reduce expenses. The Company accrued $772,315 in income tax expense for the year based on applicable income tax rates at September 30, 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

		FINANCIAL CONDITION

Total Assets of the Company decreased $1,127,633 from September 30, 1994, to September 30, 1995. The Bank as a whole grew enough to absorb the sale of over $3,000,000 in loans and over $6,000,000 in deposits as a result of the Alma branch sale. Interest bearing deposits in other Banks increased $1,635,299 during 1995. An increase in deposits caused these short term investments to be unusually high at September 30, 1995. Because of high cash balances, the Bank bought an additional $1,670,180 in investment securities. The objective is to earn a return on this money while protecting the Bank from adverse interest rate risk. The Real Estate Acquired in Settlement of Loans decreased $33,947, or 14.13%. This continued decrease in Real Estate Owned is representative of Management's commitment to resolve more of its loan problems. Premises and equipment decreased $407,562 (10.74%), due in large part to the sale of $270,163 in premises and equipment at the Alma branch.
	As mentioned previously, total deposits increased $3,120,234, or 3.02%. This increase represents an increase in the local market for deposits, leading to more attractive rates for depositors. The Bank repaid $4,800,000, or 28.66%, in Federal Home Loan Bank Advances due to the increased deposit demand. Other Borrowed Money decreased $1,048,000 from during the year due to increased liquidity.


EFFECT OF INFLATION AND CHANGING PRICES
First Georgia's consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Non-interest expenses, however, do reflect general levels of inflation.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONT'D)
First Georgia Holding, Inc. and subsidiary

SHAREHOLDER INFORMATION
A limited trading market has developed in the Company's common stock which is quoted on the NASDAQ (National
Association of Securities Dealers Automated Quotation)
National Market System under the symbol "FGHC." Set forth below are the high and low sales prices of the Company's common stock for each full quarterly period since October
1992. Such prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarterly Period                 High        Low
October 1 - December 31, 1994      4        3  1/2
January 1 - March 31, 1995         4  5/8   3  1/2
April 1 - June 30, 1995            4  5/8   4  1/8
July 1 - September 30, 1995        6  1/8   4  1/8
October 1 - December 31, 1995      8  1/8   5  3/4
January 1 - March 31, 1996*        7  5/8   5  3/4
April 1 - June 30, 1996            7  1/4   6
July 1 - September 30, 1996        7  1/4   6

*On February 29, the Company effected a 50% stock dividend in the form of a 3-for-2 stock split.

At November 1, 1995, the Company had 264 shareholders of record. The Company paid cash dividends of $0.067 per share in December 1995 and $0.04 per share in December 1994. The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulators. Approximately $3,070,000 was available to be paid as dividends by the Bank to the Company at September 30, 1996 upon regulatory approval.

                         OFFICES
                         --------
1703 Gloucester Street                          129  Highway 82, East
Brunswick, Georgia 31520	                       Blackshear, Georgia
912-267-7283			                                 912-449-4711

4510 Altama Avenue	                         	   404 South Main Street
Brunswick, Georgia 31520	                       Hinesville, Georgia 31313
912-267-0010		                              	   912-876-2185

2001 Commercial Drive South	                    1010 Plant Avenue
Brunswick, Georgia 31525	                       Waycross, Georgia 31501
912-262-1500			                                 912-287-2265
(Opened October 1995)

2461 Demere Road	                          		   Wal-Mart Supercenter
St. Simons Island,                              150 Altama Connector
Georgia 31522			                                Brunswick, Georgia 31525
912-638-7118                                    912-280-9020
	                                       				   (Opened October 1996)


                   OTHER INFORMATION
                   ------------------

Transfer Agent:			                         Independent Auditors

First Georgia Bank		                       KPMG Peat Marwick LLP
1703 Gloucester Street		                   Suite 2000
Brunswick, Georgia 31520	                  303 Peachtree Street, N.E.
                                  					    Atlanta, Georgia  30308

Legal Counsel:		                      	    Special Counsel:

James A. Bishop	                     		    Powell, Goldstein,Frazer & Murphy
Suite 401                                  Sixteenth Floor
First Federal Plaza                        191 Peachtree Street, N.E.
Brunswick, Georgia 31520                   Atlanta, Georgia 30303

                   DIRECTORS AND OFFICERS
                   ----------------------

                  FIRST GEORGIA HOLDING, INC.
                  ---------------------------

                          OFFICERS

HENRY S. BISHOP			                 	G. FRED COOLIDGE III
President, Chief                    Secretary and Treasurer
Financial Officer
-------------------------------------------------------------


                          DIRECTORS

HENRY S. BISHOP	            		        B.W. BOWIE
President, Chief Executive            Retired Senior Vice
Officer, First Georgia Holding,       President,General
Inc.                                  Manager, and Director
                                      Federal Paper Board Co.


TERRY DRIGGERS                        ROY K. HODNETT
President, Driggers Construction      President, T.H.E., Inc.
Company                               And The Island Inn

HUBERT W. LANG	        	              E. RAYMOND MOCK
President and Manager	                President, Mock
Building Supply, Inc.		               Enterprises, Inc.,
                                      Rayette Foods, Inc.,
                                      KTP, Inc.

JAMES D. MOORE		                  		  D. LAMONT SHELL
President, J.D. Moore, Inc.           President, Glynn
                                      Electric Supply Co.
--------------------------------------------------------------
                  FIRST GEORGIA BANK, ALTAMA
--------------------------------------------------------------

ELZIE JACOBS
Vice President

--------------------------------------------------------------
FIRST GEORGIA BANK, BRUNSWICK
--------------------------------------------------------------
HENRY S. BISHOP	                     		G. FRED COOLIDGE III
 President				                         Senior  Vice President
                                       Chief  Financial  Officer

DORIS THOMAS                           MARK A. WESTBERRY
Vice President, Consumer               Vice President, Credit
Lending

LAURA D. FRIEND	                       DIANE A. BLAKEBROUGH
Vice President,                        Vice President,
Operations Officer	                    Internal Auditor

JUDY DIXON	                         			DIANE SHARPE
Assistant Vice President               Loan Officer

GEORGE McMANUS                         JODI TODD
Loan Officer			                        Assistant Vice President


SUSAN USSREY		                         ELI D. MULLIS
Assistant Vice President	              Assistant Vice President

	                  		 SHERRYL JAMES
                		Assistant Vice President

               DIRECTORS AND OFFICERS
               ----------------------

--------------------------------------------------------------
            FIRST GEORGIA BANK, HINESVILLE
--------------------------------------------------------------


GERDA BENEDIK
Operations Manager


--------------------------------------------------------------
              FIRST GEORGIA BANK, NORTH BRUNSWICK
--------------------------------------------------------------


FRED ALEXANDER		                   			CHINITA DAVIS
Vice President	                   Assistant Vice President


--------------------------------------------------------------
              FIRST GEORGIA BANK, ST. SIMONS ISLAND
--------------------------------------------------------------


MEL BAXTER	                                  JAN WILDSMITH
Vice President,                        Assistant Vice President
Commercial Lending                        Operations Manager

PAUL SANDERS
Assistant Vice President


--------------------------------------------------------------
            FIRST GEORGIA BANK, WAYCROSS/BLACKSHEAR
--------------------------------------------------------------


JON TAHLIER				                             LINDA R. WALKER
 President				                          Assistant Vice  President
                                     					  Operations Manager

PAM TAYLOR
Vice President

                      EXHIBIT 23.0

INDEPENDENT ACCOUNTANTS' CONSENT


The Board of Directors
First Georgia Holding, Inc.

We consent to incorporation by reference in the registration statements (No. 33-62245 and No. 33-
62249) on Form S-8 of First Georgia Holding, Inc. of our report dated November 1, 1996, relating to the consolidated balance sheets of First Georgia Holding, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended September 30, 1996, which report appears in the September 30, 1996 annual report on Form 10-KSB of First Georgia Holding,
Inc.


KPMG PEAT MARWICK LLP

Atlanta, Georgia
December 27, 1996