Form 10QSB
period 1996-12-31
FIRST GEORGIA HOLDING INC
filed 1997-02-07
CIK 826491

FORM 10-QSB

                 U. S. Securities and Exchange Commission
                        Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT  OF 1934.

For the quarterly period ended December 31, 1996

[  ] 	TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

	Commission file number   0-16657

FIRST GEORGIA HOLDING, INC.

	Georgia			          58-1781773
---------------------                -----------------
(State or other jurisdiction 		 (I.R.S. Employer
or incorporation or organization)     Identification Number)

                  1703 Gloucester Street
                  Brunswick, Georgia 31520

                      (912) 267-7283
                  (Issuer's telephone number)



Check whether the issuer (1) has filed all reports
required to be filed by section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding
12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days.    Yes ___X____    No______

Number of shares of Common Stock outstanding as of December 31, 1996.


                           2,034,961

                                  PART I
                             FINANCIAL INFORMATION

The consolidated financial statements of First Georgia
Holding, Inc. filed as a part of this report are as follows:


                                                   Page
Consolidated Balance Sheets as of
 December 31, 1996 and September 30, 1996	 	         3


Consolidated Income Statements for the
 Three Months Ended December 31, 1996 & 1995    	    4

Consolidated Cash Flow Statements for
 the Nine Months ended December 31, 1996 & 1995	     5


Notes to Consolidated Financial Statements	          6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations		               7



PART II
OTHER INFORMATION


Item 5:    Other Information				                   11

                FIRST GEORGIA HOLDING COMPANY
                 CONSOLIDATED BALANCE SHEETS

Assets:	                                    12/31/96       9/30/96
                                             ------------    -----------
Cash	                                     $   3,168,808     2,956,328
Interest bearing deposits in other banks	     7,117,207     2,954,350
Investment securities to be held
 to maturity                                  8,921,199    10,325,537
Loans receivable, net      		               123,906,340   122,431,469
Real estate acquired in
 settlement of loans                             65,000        94,200
Federal Home Loan Bank stock, at cost 	       1,160,300     1,575,700
Premises and equipment, net                   3,326,203     3,334,879
Accrued interest receivable                     904,661       852,632
Intangible assets, net                        1,243,598     1,276,532
Other assets                                    737,455     1,113,646
			                                         ------------  ------------
                                          $ 150,550,771   146,915,273
			                                         ============  ============
Liabilities and Stockholders' Equity

Liabilities:
  Deposits                                $ 125,397,298   121,554,457
  Federal Home Loan Bank advances        	   10,600,000    11,100,000
  Advance payments by borrowers for
   property taxes and insurance 		               32,245        60,619
  Other borrowed money                           92,000        92,000
  Accrued expenses and other liabilities      2,372,820     2,192,501
			                                        -------------  ------------
                                            138,494,363   134,999,577
			                                        -------------  ------------
Stockholders' Equity
 Common stock, $1.00 par value.
  Authorized 15,000,000 shares; issued
  and outstanding 2,034,962 shares	           2,034,962     2,034,962
 Additional paid-in capital                   5,239,851     5,239,851
 Retained earnings                            4,781,595     4,640,883
			                                        ------------   ------------
                                             12,056,408    11,915,696
			                                        ------------   ------------
                                         $  150,550,771   146,915,273
			                                        ============   ============

See accompanying notes to consolidated financial statements.

                      FIRST GEORGIA HOLDING COMPANY
                      CONSOLIDATED INCOME STATEMENTS

		                                        Three Months Ended
                                                    12/31/96   12/31/95
                                                    ---------- ----------
Interest Income:
    Loans                                      $    2,878,821  2,701,524
    Investment securities                             160,392    152,971
    Other                                              79,385     23,687
                                                    ---------- ----------
      Total interest income                         3,118,598  2,878,182
                                                    ---------- ----------
Interest Expense:
   Deposits                                         1,555,457  1,433,800
   Advances and other borrowings                      179,126    218,801
                                                    ---------- ----------
      Total interest expense                        1,734,583  1,652,601
                                                    ---------- ----------
      Net interest income                           1,384,015  1,225,581

Provision for Loan Losses                              10,408     18,990
               			                                  ---------- ----------
   Net interest income after provision
    for loan losses                                 1,373,607  1,206,591
                                                    ---------- ----------
Other Income:
   Loan fees                                          100,543     66,696
   Deposit service charges                            156,878    133,282
   Other operating income                               7,950     17,580
			                                                 ---------- ----------
     Total other income                               265,371    217,558
			                                                 ---------- ----------
Other Expenses:
    Salaries and employee benefits                    564,287    447,141
    Net occupancy expense                             257,064    243,581
    Data processing                                     2,149      1,581
    Amortization of intangibles                        32,934     32,934
    Loss on sale of foreclosed property                  -         6,719
    Federal insurance premiums                         67,586     66,249
    Other operating expenses                          235,917    214,736
                                                    ---------- ----------
      Total other expenses                          1,159,937  1,012,941
                                                    ---------- ----------
      Income before income taxes                      479,041    411,208

Income taxes                                          175,536    147,423
                                                    ---------- ----------
    Net Income                                 $      303,505    263,785
                                                    ========== ==========

Income per share of common stock               $         0.14       0.13
                                                    ========== ==========
Weighted average number of shares outstanding       2,034,962  1,989,962

See accompanying notes to consolidated financial statements

                         FIRST GEORGIA HOLDING COMPANY
                      CONSOLIDATED CASH FLOW STATEMENTS
		                              THREE MONTHS ENDED DECEMBER 31,
                                                      1996          1995
                                          -------------------------------
OPERATING ACTIVITIES:
  Net income                             $            303,505     263,785
  Adjustments to reconcile net income
    to net cash provided by operations:
    Provision for loan losses                          10,408      18,990
    Depreciation and amortization                      98,468      95,865
    Amortization of intangibles                        32,934      32,934
    Amortization of deferred loan fees                (56,405)    (13,418)
    FHLB Stock Redemption                             415,400         -
    (Gain)/Loss on sale of assets                           0       6,719
    (Increase) Decrease in accrued interest
      receivable                                      (52,029)    (93,170)
    Increase (decrease) in other assets               376,191     (52,290)
    Increase (decrease) in advance payments
      by borrowers for property taxes
      and insurance                                   (28,374)    (27,449)
    Increase (decrease) in accrued
      expenses and liabilities                        180,319    (678,835)
                                          -------------------------------
    Net Cash Provided By Operating
      Activities                                    1,280,417    (446,869)
                                          -------------------------------
INVESTING ACTIVITIES:
  Principal payments received on
    mortgage-backed securities                        406,435     135,454
  Maturities of investment securities                 998,750           0
  Purchase of investment securities                         0    (400,000)
  Loan originations, net of principal
    repayments                                     (1,493,314) (3,780,043)
  Purchase of Premesis and equipment                  (90,639)    (81,506)
  Proceeds from the sale of real
    estate acquired in settlement of loans             93,640     199,115
                                          -------------------------------
    Net Cash Used By Investing Activities             (85,128) (3,926,980)
                                          -------------------------------

FINANCING ACTIVITIES:

  Net increase (decrease) in deposits               3,842,841   1,564,588
 (Repayments of) Proceeds from other
    borrowings                                              0           0
  Proceeds from FHLB Advances                               0   6,350,000
  Repayments of FHLB Advances                        (500,000) (4,500,000)
  Cash Dividends paid                                (162,793)   (132,664)
                                          -------------------------------
     New Cash Provided by Financing
      Activities                                    3,180,048   3,281,924
                    				                  -------------------------------
Increase In Cash And Cash Equivalents               4,375,337  (1,091,925)
Cash and Cash equivalents at beginning
   of year                                          5,910,678   4,895,678
				                                      -------------------------------
Cash and cash equivalents at end
   of quarter                            $         10,286,015   3,803,753
			                    	                  ===============================
See accompanying notes to consolidated financial statements

                            FIRST GEORGIA HOLDING, INC
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

		In the opinion of management, the
accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia
Holding, Inc. as of December 31, 1996 and September
30, 1995. Also included are the results of its operations and changes in financial position for the three months ended December 31, 1996 and 1995. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

	For further information, refer to the
consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30,
1996.
	For further information, refer to the
consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30,
1995.

(2)	EARNINGS PER SHARE

	Earnings per common share were computed using the weighted average number of shares outstanding during the period as shown on the face of the Consolidated Income Statements.

                            FIRST GEORGIA HOLDING, INC.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY


First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal
Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings.
The Bank's liquidity level was 7.69% and 3.94% at December 31, 1996 and September 30, 1996, respectively.

	The Bank's operational needs, demand for loan
disbursements, and savings withdrawals can be met by
loan principal, interest payments received, new
deposits, and excess liquid assets.   Significant loan
demand, deposit withdrawal, increased delinquencies,
and increased real estate acquired in settlement of
loans (REO) could alter this condition.    Management
does not foresee any liquidity problems for 1997.

CAPITAL RESOURCES

	The following is a reconciliation at December
31, 1996 of the Bank's equity capital under generally accepted accounting principles to regulatory capital.

	First Georgia Bank
	  Stockholder's Equity                    12,036,000

	Less:
	  Intangible Assets                        1,244,000
                              							      ----------
                                           10,792,000

	Plus:
	  Qualifying intangible assets             1,244,000
                                           ----------
	     Core Capital                         12,036,000

	Plus:
	 Supplemental Capital                        958,000
                                           ----------
	     Risk-based Capital                   12,994,000
                                           ==========

	Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 1996, the Bank met all three capital requirements.

	The Bank's regulatory capital and the required minimum amounts at December 31, 1996 are summarized as follows:

(Dollar Amounts in Thousands)

                                         Required             Excess
                      Bank Capital    Minimum Amount      (Deficiency)
                      -------------    --------------     ---------------
                         %	    $          %       $          %       $
                      -------------    --------------     ---------------
Tangible Capital:      7.23 10,792      1.50  2,239        5.73   8,553
Core Capital:          8.00 12,036      4.00  6,019        5.34   6,017
Risk-based Capital:   10.44 12,994      8.00  9,959        2.44   3,035


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

                        Tier 1 Risk-Based   Risk-based     Leverage
                         Capital Ratio      Capital Ratio   Ratio
                       ------------------ --------------  -----------

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

	At December 31, 1996, the Bank's Tier 1 risk-based capital ratio was 9.67%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

	The Bank's capital position changed during the quarter ended December 31, 1996. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

                          RESULTS OF OPERATIONS

INTEREST INCOME

	Interest Income increased $240,416, or 8.35% for
the period ended December 31, 1996 as compared to the
same period in 1995.  Interest income on loans
increased  $177,297 or 6.56% for the quarter ended
December 31, 1996, compared for the same quarter ended
December 31, 1995.  Average loan balances were up over
$111,500,000 at December 31, 1996 as compared to
December 31, 1995. Competition for loans remains
strong, and loan demand is still steady.   However,
the Bank continues to be selective in the loans that
it makes, as evident by its low real estate foreclosed
balances.  Management expects loan demand to maintain
healthy levels.  Other interest income for the quarter
ended December 31, 1996 increased $55,698, or 235.14%
over the same quarter ended December 31, 1995 because
of an increase in interest earning deposits of over
$4,000,000.   The Bank is attracting several new
deposits from the local community, as can be seen in the increase in deposit balances of over $3,000,000.

INTEREST EXPENSE

	Interest Expense increased $81,982 (4.96%) for
quarter ended December 31, 1996 compared to December
31, 1995.  Interest on deposits increased $121,657
(8.48%) for the three month period  ended December 31,
1996 over the same period ended December 31, 1995.
Average deposits increased over $18,000,000 from
December 31, 1995 to December 31, 1996, which caused
the increase in interest expense.  However, this
increase in funds enabled the Bank to repay its
maturing Federal Home Loan Bank Advances rather than
renewing them. .   High deposit balances have
eliminated the need for any additional borrowings.
Consequently, interest on advances and other borrowings decreased $39,675 (18.13%) over the comparable three month periods.

NET INTEREST INCOME

	Net Interest Income increased $158,434, or
12.93% for the quarter ended December 31, 1996 over December 31, 1995. Increases in loan balances and interest earning deposits offset the increases in deposit balances enough to produce a favorable net interest margin. Management believes this growth will continue throughout fiscal 1997.

PROVISION FOR LOAN LOSSES

	Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. The provision for loan losses expense decreased $8,582, or 45.19% for the quarter ended December 31, 1996 as compared with the corresponding period ended December
31, 1995.  Net Interest Income after Provision for
Loan Losses for the quarter ended December 31, 1996 increased $167,016, or 13.84% from the same period last year.

OTHER INCOME

	Other Income for the quarter increased $47813, a
21.98% difference from the same quarter the previous
year.   Fees collected on loans increased $33,847, or
50.75% for the three months ended December 31, 1996 as
compared to the three months ended December 31, 1995.
Deposit fees also increased by $23,596, or 17.70% over
the same period mentioned above.  Management has
emphasized the importance of generating and collecting
fee income from loans and deposits.   Other income
decreased $9,630, as a result of decreases in several small areas.

OTHER EXPENSES

	Other expenses increased $146,996 (14.51%) for the quarter ended December 31, 1996 as compared to December 31, 1995. The Bank has opened a new branch in the local Wal-Mart Supercenter, and with that comes several start up costs. Salaries and employee benefits increased $117,146,or 26.20% for the three month period ended December 31, 1996 over the three month period ended December 31, 1995. This increase is attributable to the new staff at the new office, a cost nonexistent in 1995. Occupancy expense increased
$13,483, or 5.54% for the quarter ended December 31, 1996 as compared to the same period in 1995. Mostly new equipment had to be installed at the new office, causing this increase. The Bank did not incur any loss in the sale of its foreclosed assets, resulting in a decrease of $6,719 for the three month period ending December 31, 1996 compared to December 31,
1995. Micellaneous expense increased $21,181 (9.86%) over the quarter ended December 31, 1996 as compared to December 31, 1995. Many small expenses associated with the new branch, such as advertising, office supplies, and consulting fees, are the reasons for this increase. The Bank accrued $175,536 in income taxes for the quarter ended December 31, 1996, an increase of $39,720 (15.06%) over the same quarter in 1995.

	                  FINANCIAL CONDITION

ASSETS

	Loan volume shows a steady increasing trend of $1,474,871 or 1.20% for the three month period from September 30, 1995 to December, 1996. Even with strong competition in a tight loan market, loans showed strong growth. As of December 31, 1996, interest bearing deposits increased $4,162,857
(140.91%). This high balance is the result of growth in the bank's deposit portfolio.

LIABILITIES

	Deposits have  increased substantially,
$3,842,841 or 3.16% for the three month period beginning September 30, 1995. With this excess cash, the Bank has been able to pay off Federal Home Loan
Bank Advances in the amount of $500,000, a 4.50% drop.
Despite intense competition for the loan and deposit business in Glynn County, the Bank has been able to grow at a sustainable rate.

                                  PART II



ITEM 5. 	Other Information

On December 15, 1996, the Company paid a
$0.08 per share dividend to shareholders of record as of December 1, 1996.

The Bank has signed a letter of intent to sell the Hinesville Branch to a financial institution in that market. Management expects the sale to consummated in the second quarter of 1997.

The Bank opened a new branch in the local
Wal-Mart Supercenter in October 1996.
This branch will give the Bank a branch in a huge market area of the county and will establish First Georgia's branch network as one of the best in the area. The branch has far exeeded Management's estimates for deposit balances.

SIGNATURES

In accordance with the requirements of the Exchange
Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  01/29/97                          BY:  G. FRED COOLIDGE III
      -----------                            ---------------------
                                              Senior Vice President
                                              Chief Financial Officer