Form 10QSB
period 1997-03-31
FIRST GEORGIA HOLDING INC
filed 1997-05-06
CIK 826491

FORM 10-QSB

                     U. S. Securities and Exchange Commission
                           Washington, D.C. 20549

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
  ACT  OF 1934.

              For the quarterly period ended March 31, 1997
                                             --------------
[ ]   TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
  ACT OF 1943.

         For the transition period from ___________ to _________

            Commission file number   0-16657

                       FIRST GEORGIA HOLDING, INC.

  Georgia                                                58-1781773
------------------------                                ----------------
(State or other jurisdiction                            (I.R.S. Employer
or incorporation or organization)                        Identification Number)

                         1703 Gloucester Street
                        Brunswick, Georgia 31520

                              (912) 267-7283
                       ---------------------------
                       (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X  No
                                          -----  ------
Number of shares of Common Stock outstanding as of March 31, 1997.


                           3,052,319

                             PART I
                     FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

                                                                     Page

Consolidated Balance Sheets as of
 March 31, 1997 and September 30, 1996                                 3


Consolidated Income Statements for the
 Three Months Ended March 31, 1997 & 1996 and
 Six Months ended March 31, 1997 & 1996.                               4

Consolidated Cash Flow Statements for
 the Six Months ended March 31, 1997 & 1996.                           5


Notes to Consolidated Financial Statements                             6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                                   7



                            PART II
                       OTHER INFORMATION


Item 4:          Submission of Matters to a Vote of Shareholders       12

Item 5:          Other Information                                     12

FIRST GEORGIA HOLDING COMPANY
CONSOLIDATED BALANCE SHEETS

Assets:                                                 03/31/97       09/30/96
                                                      -----------    -----------
Cash                                               $    3,770,467      2,956,328
Interest bearing deposits in other banks                2,710,503      2,954,350
Investment securities to be held to maturity            7,210,674     10,325,537
Loans receivable, net                                 126,057,907    122,431,469
Real estate acquired in settlement of loans               270,000         94,200
Federal Home Loan Bank stock, at cost                   1,160,300      1,575,700
Premises and equipment, net                             3,069,948      3,334,879
Accrued interest receivable                               852,133        852,632
Intangible assets, net                                  1,085,575      1,276,532
Other assets                                              906,306      1,113,646
                                                      ------------   -----------
                                                 $    147,093,813    146,915,273
                                                      ===========    ===========
Liabilities and Stockholders' Equity

Liabilities:
 Deposits                                        $    120,418,057    121,554,457
 Federal Home Loan Bank advances                       12,350,000     11,100,000
 Advance payments by borrowers for property
  taxes and insurance                                      47,053         60,619
 Other borrowed money                                      92,000         92,000
 Accrued expenses and other liabilities                 1,719,062      2,192,501
                                                      -----------    -----------
                                                      134,626,172    134,999,577
Stockholders' Equity                                  -----------    -----------
 Common stock, $1.00 par value.  Authorized
  10,000,000 shares; issued and outstanding
  3,052,319 shares                                      3,052,319      2,034,962
 Additional paid-in capital                             4,223,197      5,239,851
 Retained earnings                                      5,192,125      4,640,883
                                                      -----------    -----------
                                                       12,467,641     11,915,696
                                                      -----------    -----------
                                                 $    147,093,813    146,915,273
                                                      ===========    ===========
See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING COMPANY
CONSOLIDATED INCOME STATEMENTS


                                          Three Months Ended   Six Months Ended
                                          03/31/97  03/31/96  03/31/97  03/31/96
                                          --------  --------  --------  --------
                                                  (Dollars in Thousands)
Interest Income:
 Loans                                   $  2,895     2,715     5,774     5,416
 Investment securities                        144       179       304       331
 Other                                         59        21       138        44
                                           -------   -------   -------   -------
Total interest income                       3,098     2,914     6,216     5,792
                                           -------   -------   -------   -------
Interest Expense:
 Deposits                                   1,514     1,398     3,069     2,831
 Advances and other borrowings                174       242       354       461
                                           -------   -------   -------   -------
Total interest expense                      1,688     1,639     3,423     3,292
                                           -------   -------   -------   -------
Net interest income                         1,409     1,275     2,793     2,500

Provision for Loan Losses                     296        11       306        30
                                           -------   -------   -------   -------
Net interest income after
 provision for loan losses                  1,114     1,264     2,488     2,470
                                           -------   -------   -------   -------
Other Income:
 Loan fees                                    126        97       226       164
 Deposit service charges                      149       137       306       271
 Gain on sale of foreclosed property           12         8        12         1
 Gain on sale of branch                       434         0       434         0
 Other operating income                         3        11        11        28
                                           -------   -------   -------   -------
Total other income                            723       253       989       464
                                           -------   -------   -------   -------
Other Expenses:
 Salaries and employee benefits               583       509     1,148       956
 Net occupancy expense                        263       239       520       483
 Data processing                                2         4         4         5
 Amortization of intangibles                   31        33        64        66
 Federal insurance premiums                     5        62        72       128
 Other operating expenses                     298       233       534       448
                                           -------   -------   -------   -------
Total other expenses                        1,182     1,080     2,342     2,086
                                           -------   -------   -------   -------
Income before income taxes                    655       437     1,134       848

Income taxes                                  245       148       420       295
                                           -------   -------   -------   -------
Net Income                               $    411       289       714       552
                                           =======   =======   =======   =======

Income per share of common stock         $   0.13      0.12      0.22      0.26
                                           =======   =======   =======   =======
Weighted average number of
 shares outstanding                     2,385,385  2,341,582 2,208,248 2,164,811
                                        ---------- --------- --------- ---------

See accompanying notes to consolidated financial statements

                        FIRST GEORGIA HOLDING COMPANY
                      CONSOLIDATED CASH FLOW STATEMENTS
                                                  SIX MONTHS ENDED MARCH 31,
                                                     1997          1996
OPERATING ACTIVITIES:                        -------------------------------
  Net income                                $          714,035      552,374
  Adjustments to reconcile net income
    to net cash provided by operations:
    Provision for loan losses                          305,932       29,850
    Depreciation and amortization                      182,763      193,125
    Amortization of intangibles                        190,957       65,868
    Amortization of deferred loan fees                 (58,912)     (15,326)
    FHLB Stock Redemption                              415,400          -
    (Gain)/Loss on sale of REO                         (11,594)      (1,005)
    (Increase) Decrease in accrued interest receivable     499     (125,958)
    Increase (decrease) in other assets                207,340      137,003
    Increase (decrease) in advance payments
       by borrowers for property taxes and insurance (13,566) (35,287) Increase (decrease) in accrued expenses and
       liabilities                                    (473,439)  (1,121,150)
                                                ----------------------------
    Net Cash Provided By Operating Activities        1,459,415     (320,506)
                                                ----------------------------
INVESTING ACTIVITIES:
  Principal payments received on
       mortgage-backed securities                      527,091      220,647
  Maturities of investment securities                2,589,063            0
  Purchase of investment securities                          0     (400,000)
  Loan originations, net of principal repayments    (4,185,215)  (9,985,984)
  Purchase of Premesis and equipment                  (154,406)    (115,674)
  Proceeds from the sale of premesis and equipment     235,283
  Proceeds from the sale of real estate                148,254      584,359
                                                ----------------------------
    Net Cash Used By Investing Activities             (839,930)  (9,696,652)
                                                ----------------------------
FINANCING ACTIVITIES:

  Net increase (decrease) in deposits               (1,136,400)   7,615,513
 (Repayments of) Proceeds from other borrowings              0            0
  Proceeds from FHLB Advances                        1,750,000    4,850,000
  Repayments of FHLB Advances                        (500,000)   (2,398,000)
  Net Proceeds from stock options                        -           60,151
  Cash Dividends paid                                (162,793)     (132,664)
                                                ----------------------------
    New Cash Provided by Financing Activities         (49,193)    9,995,000
                                                ----------------------------
Increase In Cash And Cash Equivalents                 570,292       (22,158)
Cash and Cash equivalents at beginning of year      5,910,678     4,895,678
                                                ----------------------------
Cash and cash equivalents at end of quarter    $    6,480,970     4,873,520
                                                ============================
See accompanying notes to consolidated financial statements

                            FIRST GEORGIA HOLDING, INC
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

       In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of March 31, 1997 and September 30, 1996. Also included are the results of its operations and changes in financial position for the three months ended March 31, 1997 & 1996, and for the six months ended March 31, 1997 & 1996 . The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                          FIRST GEORGIA HOLDING, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY


     First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 4.04% and 3.94% at March 31, 1997 and September 30, 1996, respectively. The Bank used a portion of its liquid assets to facilitate the sale of its Hinesville Branch, but Management expects the liquidity ratio to return to normal levels in the next quarter.

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

CAPITAL RESOURCES

  The following is a reconciliation at March 31, 1997 of the Bank's equity capital under generally accepted accounting principles to regulatory capital:

  First Georgia Bank
    Stockholders' Equity                           12,452,000

  Less:
    Intangible Assets                               1,086,000
                                                  -----------
                                                   11,366,000

  Plus:
    Qualifying intangible assets                    1,086,000
                                                  -----------
       Core Capital                                12,452,000

  Plus:
   Supplemental Capital                               999,000
                                                  -----------
       Risk-based Capital                          13,451,000
                                                  ===========

     Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At March 31, 1997, the Bank met all three capital requirements.

  The Bank's regulatory capital and the required minimum amounts at March 31, 1997 are summarized as follows:

(Dollar Amounts in Thousands)
                                             Required          Excess
                        Bank Capital       Minimum Amount   (Deficiency)
                    --------------------- ---------------- ----------------
                      %        $            %       $         %       $
                    --------------------- ---------------- ----------------
Tangible Capital:      7.78    11,366      1.50   2,193     6.28      9,173
Core Capital:          8.46    12,452      4.00   5,890     4.46      6,562
Risk-based Capital:   10.52    13,451      8.00  10,226     2.52      3,225


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

                      Tier 1 Risk-Based       Risk-based        Leverage
                       Capital Ratio          Capital Ratio       Ratio
                   ----------------------- ----------------- ----------------

Well Capitalized         10% or above         6% or above      5% or above

Adequately Capitalized    8% or above         4% or above      4% or above

Undercapitalized         Less than 8%         Less than 4%     Less than 3%

Significantly
  Undercapitalized       Less than 8%         Less than 4%     Less than 3%

Critically
  Undercapita          --------------         -------------     2% or less

  An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

  At March 31, 1997, the Bank's Tier 1 risk-based capital ratio was 9.74%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

  The Bank's capital position changed during the quarter ended March 31, 1997. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

                          RESULTS OF OPERATIONS

INTEREST INCOME

  Interest Income increased $183,505, or 6.30%, for the period ended March
31, 1997 as compared to the same period in 1996. Interest income on loans increased $180,024 or 6.63%, for the quarter ended March 31, 1997, compared for the same quarter ended March 31, 1996. Average loan balances were up approximately $7,800,000 at March 31, 1997 as compared to March 31, 1996. Competition for loans remains strong, and loan demand is still steady. However, the Bank continues to be selective in the loans that it makes, as evident by its low real estate foreclosed balances. Management expects loan demand to maintain healthy levels. Interest on Investment securities decreased $34,840, or 19.52% for the quarter and $27,419, or 8.27% for the six month period ended March 31, 1997 as compared to the same period in 1996.
This drop is due to several investments maturing during the current fiscal year. Other interest income for the quarter ended March 31, 1997 increased $38,321, or 186.11% over the same quarter ended March 31, 1996 and $94,019, or 212.34% for the six month periods ending March 31, 1997 and 1996. Ending balances in interest bearing deposits in other banks for the period were down because of the sale of the Hinesville branch on March 7, 1997. However, the average balances for the period were up substantially.

INTEREST EXPENSE

  Interest Expense increased $48,626 (2.97%) for the quarter ended March
31, 1997 compared to March 31, 1996. For the six month period ending March 31, 1997, Interest expense increased $130,607 (3.97%) for the same period in 1996. Interest on deposits increased $116,137 (8.31%) for the three month period ended March 31, 1997 over March 31, 1996 and $237,794 (8.40%) for the six month period ended March 31, 1997 over March 31, 1996. Average deposits increased approximately $7,800,000 from March 31, 1996 to March 31, 1997, despite selling over $6,000,000 of deposits with the Hinesville branch. This increase in funds enabled the Bank to repay its maturing Federal Home Loan
Bank Advances rather than renewing them..   High deposit balances have
eliminated the need for any additional borrowings. Consequently, interest on advances and other borrowings decreased $67,511 (27.90%) over the comparable three month periods and $107,187 (23.26%) over the comparable six month periods.

NET INTEREST INCOME

  Net Interest Income increased $134,879, or 10.58% for the quarter and $293,314, or 11.73% for the six month period ended March 31, 1997 over March 31, 1996. Increases in loan balances and interest earning deposits offset the increases in deposit balances enough to produce a favorable net interest margin. Management believes this growth will continue throughout fiscal 1997.

PROVISION FOR LOAN LOSSES

  Management's evaluation of the risk elements in the loan portfolio is the basis for the provision for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. With the sale of the Hinesville branch, the Bank allocated approximately $298,000 of the proceeds to the loan loss provision. As a result of this allocation, the provision for loan losses expense increased $284,664 (2,621.22%) for the quarter ended March 31, 1997 and $276,082 (924.90%)
for the six month period ended March 31, 1997 as compared to the same periods last year. Net Interest Income after Provision for Loan Losses for the quarter ended March 31, 1997 decreased $149,785, or 11.85% from the same period last year because of the increased allocation. For the six month period ended March 31, 1997, Net Interest Income after Provision for Loan Losses increased $17,232, or 0.70% over the same period last year.

OTHER INCOME

  Other Income for the quarter increased $470,702, a 186.27% difference from the same quarter the previous year, and $525,229, or 113.31% for the six
month period ending March 31, 1997, as compared to March 31, 1996.   The
primary area of increase was the Gain on the sale of the Hinesville Branch, which was $433,945. Fees collected on loans also increased $28,638, or 29.50% for the three months ended March 31, 1997 and $62,485, or 38.15% for the six months ended March 31, 1997 as compared to the same periods ended March 31, 1996. Deposit fees also increased by $11,387, or 8.29% for the quarter ended March 31, 1997 over the quarter ended March 31, 1996. For the six month period ended March 31, 1997, Deposit fees were up $34,983, or 12.93% over the
six months ended March 31, 1996.   Management has emphasized the importance of
generating and collecting fee income from loans and deposits.

OTHER EXPENSES

  Other expenses increased  $102,137  (9.46%) for the quarter ended March
31, 1997 and 255,847 (12.26%) for the six month period ended March 31, 1997. Salaries and employee benefits increased $74,343, or 14.60% for the three month period ended March 31, 1997 and $191,489, or 20.03% for the six month period ended March 31, 1997 over the comparable periods in 1996. This increase is attributable to the staff at the new Wal-Mart Supercenter office, a cost nonexistent in 1996. Occupancy expense increased $23,620, or 9.87% for
the quarter ended March 31, 1997 and   $37,103, or 7.69% for the six month
period ended March 31, 1997 as compared to the same periods in 1996.

  The Bank absorbed the special SAIF Insurance adjustment at the end of 1996, and the new insurance premium, which is substantially lower, took effect in the second quarter. Therefore, Federal Insurance Premiums decreased $57,211, or 92.56% for the quarter and $55,874, or 43.63% for the six month period ended March 31, 1997 as compared to the same periods in 1996. Management does not foresee another special assessment, therefore this smaller premium should stay in effect.

    The Bank accrued $244,810 in income taxes for the quarter ended March
31 1997, an increase of $96,511 (65.22%) over the same quarter in 1996. For the six month period, the Bank accrued 420,346 in income taxes as of March 31 1997, an increase of $124,953 (42.30%) over the same period in 1996.

                       FINANCIAL CONDITION

ASSETS

  Loan volume shows a steady increasing trend of $3,626,438 or 2.96% for the six month period from September 30, 1996 to March 31, 1997. Even with strong competition in a tight loan market, loans showed strong growth. Interest bearing deposits in other banks decreased $243,847, or 8.25% over the six month period ending March 31, 1997, due primarily to using substantial cash reserves to fund the sale of the Hinesville Branch. This high balance is the result of growth in the bank's deposit portfolio.

LIABILITIES

  Deposits decreased $1,136,400, or 0.93% from September 30, 1996 to March
31, 1997.  The bank sold $6,354,840 with the Hinesville branch, so deposits in
the remaining branches have increased significantly.   With the drop in
deposits, the Bank has increased its borrowing from the Federal Home Loan Bank by $1,250,000, a 11.26% increase. Despite intense competition for the loan and deposit business in Glynn County, the Bank has been able to grow at a sustainable rate.

                            PART II

ITEM 4.     Submission of Matters to a Vote of Shareholders

       First Georgia Holding, Inc. held its annual shareholders meeting on January 21, 1997. The matters voted upon were as follows:

       Election of the Following Directors: Henry S. Bishop, Hubert W. Lang, Jr., and E. Raymond Mock, Jr.

       For          1,710,014

       Against          9,047
                 ---------------
       Abstain      1,719,061

       Appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year ending September 30, 1997.

       For          1,719,061

       Against            --
                 ---------------
                    1,719,061


ITEM 5.     Other Information

       On February 28, 1997, the Company effected a 50% stock dividend in the form of a 3-for-2 stock split to shareholders of record as of January 31, 1997.

       The Bank closed the sale of the Hinesville Branch to a financial institution in that market.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:______________________          BY:G. FRED COOLIDGE III
                                        ---------------------
                                        G. Fred Coolidge III
                                        Senior Vice President
                                        Chief Financial Officer