Form 10QSB
period 1997-06-30
FIRST GEORGIA HOLDING INC
filed 1997-08-06
CIK 826491

FORM 10-QSB

                  U. S. Securities and Exchange Commission
                          Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

            For the quarterly period ended June 30, 1997

[  ]   TRANSITIONS REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
       ACT OF 1943.

          For the transition period from ___________ to _________

                       Commission file number   0-16657

                          FIRST GEORGIA HOLDING, INC.

Georgia                                                         58-1781773
-----------------------------------------------------------------------------
(State or other jurisdiction                                (I.R.S. Employer
or incorporation or organization)                            Identification
                                                             Number)

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
                                   Yes X        No
                                      ---        ---
     Number of shares of Common Stock outstanding as of June 30, 1997.


                                    3,052,319

                                      PART I
                              FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

                                                               Page

Consolidated Balance Sheets as of
 June 30, 1997 and September 30, 1996                           3


Consolidated Income Statements for the
 Three Months Ended June 30, 1997 & 1996 and
 Nine Months ended June 30, 1997 & 1996.                        4

Consolidated Cash Flow Statements for
 the Nine Months ended June 30, 1997 & 1996.                    5


Notes to Consolidated Financial Statements                      6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                            7

                                         PART II
                                   OTHER INFORMATION

Item 6:          Exhibits and Reports on Form 8-K              14

                               FIRST GEORGIA HOLDING, INC.
                               CONSOLIDATED BALANCE SHEETS

Assets:                                 		06/30/97	                 9/30/96
                                          ----------------------------------

Cash	                                    $	    4,174,911	         2,956,328
Interest bearing deposits in other banks		     3,575,882         	2,954,350
Investment securities to be held to maturity 		9,141,999         10,325,537
Loans receivable, net 		                     131,969,694       	122,431,469
Real estate acquired in settlement of loans		    240,000            	94,200
Federal Home Loan Bank stock, at cost 		       1,160,300         	1,575,700
Premises and equipment, net		                  3,185,021         	3,334,879
Accrued interest receivable		                    950,464           	852,632
Intangible assets, net 		                      1,057,645         	1,276,532
Other assets 		                                  927,111         	1,113,646
			                                       ----------------------------------
	                                        $  	156,383,027       	146,915,273
			                                       ==================================
Liabilities and Stockholders' Equity

Liabilities:
     Deposits                           	$	  126,214,130      	121,554,457
     Federal Home Loan Bank advances 		       13,750,000       	11,100,000
     Advance payments by borrowers for property
       taxes and insurance 		                     42,284           	60,619
     Other borrowed money 		                      92,000           	92,000
     Accrued expenses and other liabilities 		 3,435,778        	2,192,501
			                                       ---------------------------------
		                                           143,534,192      	134,999,577
Stockholders' Equity 			                  ---------------------------------
     Common stock, $1.00 par value.
     Authorized 10,000,000 shares; issued
     and outstanding 3,052,319 shares		        3,052,319        	2,034,962
     Additional paid-in capital		              4,223,197        	5,239,851
     Retained earnings 		                      5,573,319	        4,640,883
			                                       ---------------------------------
		                                            12,848,835	       11,915,696
			                                       ---------------------------------
	                                        $	  156,383,027      	146,915,273
                                          =================================

See accompanying notes to consolidated financial statements.

                                FIRST GEORGIA HOLDING, INC.
                              CONSOLIDATED INCOME STATEMENTS


                                 Three Months Ended         Nine Months Ended
                                ----------------------------------------------
		                              06/30/97	    06/30/96	     06/30/97  	06/30/96
					                           ----------------------------------------------
Interest Income:
    Loans	                    $	     3,021	     2,754	        8,795	     8,170
    Investment securities		            143       	179          	447       	510
    Other 		                            20        	28          	158        	72
                                ------------------------  --------------------
      Total interest income		        3,184     	2,961        	9,400     	8,753
                                ------------------------  --------------------
Interest Expense:
   Deposits		                        1,484     	1,389        	4,553     	4,220
   Advances and other borrowings		     210       	217          	564       	678
                                ------------------------  --------------------
      Total interest expense		       1,694     	1,605        	5,117     	4,897
                                ------------------------  ---------------------

      Net interest income		          1,490	     1,355	        4,283	     3,856

Provision for Loan Losses 		             2	        12          	308        	42
					                           ------------------------  --------------------
   Net interest income after
   provision for loan losses		       1,488     	1,344        	3,976     	3,814
					                           ------------------------  ---------------------
Other Income:
   Loan fees		                         114	       107	          340       	270
   Deposit service charges		           176       	131          	482       	401
   Gain on sale of foreclosed property		-          -            	12         	1
   Gain on sale of branch		             -	         -           	434          -
   Other operating income	             	12        	20           	24        	48
					                           -----------------------  ---------------------
     Total other income		              303       	257        	1,291       	721
					                           -----------------------  ---------------------
Other Expenses:
    Salaries and employee benefits 		  577	       524	        1,725	     1,480
    Net occupancy expense		            275       	245          	795       	728
    Data processing		                    2         	1            	6         	7
    Amortization of intangibles		       28        	33           	92        	99
    Loss on sale of assets		            24         -            	24          -
    Federal insurance premiums		        20        	62           	92       	190
    Other operating expenses		         258       	241          	792       	688
					                          -----------------------  ----------------------
      Total other expenses		         1,184     	1,106        	3,526     	3,192
                               -----------------------  ----------------------
      Income before income taxes		     607       	495        	1,741     	1,343

Income taxes		                         225       	169          	646       	465
					                          -----------------------  ----------------------
    Net Income	               $       	381       	325        	1,095       	878
					                          =======================  ======================

Income per share of common
    stock	                    $	      0.12	      0.11        	0.41       	0.36
					                          =======================  ======================
Weighted average number of
    shares outstanding		         3,052,319 	3,038,719    	2,489,605 	2,455,051

See accompanying notes to consolidated financial statements

                           FIRST GEORGIA HOLDING, INC.
                      CONSOLIDATED CASH FLOW STATEMENTS
		                                      NINE MONTHS ENDED JUNE 30,
		                                        1997	                       1996
OPERATING ACTIVITIES:			                -----------------------------------
  Net income	                          $	1,095,225	                877,826
  Adjustments to reconcile net income
    to net cash provided by operations:
    Provision for loan losses		            307,546                 	41,730
    Depreciation and amortization	 	       302,434                	287,933
    Amortization of intangibles		          218,887                 	98,802
    Amortization of deferred loan fees		   (94,790)               	(34,100)
    FHLB Stock Redemption		                415,400                    	-
    (Gain)/Loss on sale of REO	 	          (11,594)                	(1,005)
    (Increase) Decrease in accrued
      interest receivable		                (89,558)               	(95,787)
    Increase (decrease) in other assets		  186,535                	200,929
    Increase (decrease) in advance
       payments by borrowers for property
	      taxes and insurance	                (18,335)                (22,008)
     Increase (decrease) in
       accrued expenses and liabilities
	                                        1,243,277             	(1,429,958)
			                                  ---------------------------------------
    Net Cash Provided By Operating
       Activities		                      3,555,027                	(75,638)
			                                  ---------------------------------------
INVESTING ACTIVITIES:
  Principal payments received on
      mortgage-backed securities		         597,871                	349,300
  Maturities of investment securities		  2,589,063                	100,000
  Purchase of investment securities	 	  (2,010,544)              	(670,000)
  Loan originations, net of principal
       repayments                   	 	(10,062,734)           	(10,315,727)
  Purchase of Premesis and equipment	 	   (388,985)              	(116,619)
  Proceeds from the sale of premesis
       and equipment		                     235,283	                     -
  Proceeds from the sale of real estate 		 178,254                 	584,359
			                                  ---------------------------------------
    Net Cash Used By Investing
       Activities	                     	(8,861,792)            	(10,068,687)
			                                  ---------------------------------------
FINANCING ACTIVITIES:

  Net increase (decrease) in deposits		 4,659,673               	12,348,908
 (Repayments of) Proceeds from other
       borrowings		                             0	                 (100,000)
  Proceeds from FHLB Advances	 	        9,750,000	                7,350,000
  Repayments of FHLB Advances		        (7,100,000)              	(7,698,000)
  Net Proceeds from stock options		          -	                      85,125
  Cash Dividends paid		                  (162,793)                	(132,663)
			                                  ---------------------------------------
    Net Cash Provided by Financing
      Activities                      		7,146,880               	11,853,370
			                                  ---------------------------------------
Increase In Cash And Cash Equivalents	 	1,840,115                	1,709,045
Cash and Cash equivalents at beginning
       of year                       	 	5,910,678                	4,895,678
			                                  ---------------------------------------
Cash and cash equivalents at end
       of quarter	                  $	  7,750,793                	6,604,723
                                     =======================================

See accompanying notes to consolidated financial statements

                          FIRST GEORGIA HOLDING, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1)    BASIS OF PRESENTATION


  In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 1997 and September 30, 1996. Also included are the results of its operations and changes in financial position for the three months ended June 30, 1997 & 1996, and for the nine months ended June 30, 1997 & 1996 . The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                           FIRST GEORGIA HOLDING, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
LIQUIDITY

     First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 5.38% and 3.94% at June 30, 1997 and September 30, 1996, respectively.

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

CAPITAL RESOURCES

  The following is a reconciliation at June 30, 1997 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

  First Georgia Bank
    Stockholders' Equity                                12,836,000

  Less:
    Intangible Assets                                    1,058,000
                                                      --------------
                                                        11,778,000

  Plus:
    Qualifying intangible assets                         1,058,000
                                                      --------------
       Core Capital                                     12,836,000

  Plus:
   Supplemental Capital                                    996,000
                                                      --------------
       Risk-based Capital                               13,832,000
                                                      ==============

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

  The Bank's regulatory capital and the required minimum amounts at June 30, 1997 are summarized as follows:

(Dollar Amounts in Thousands)
                                                Required           Excess
                      Bank Capital             Minimum Amount   (Deficiency)
                      -----------------        ---------------- ------------
                       %        $                %         $     %       $
                      -----------------        ---------------- ------------
Tangible Capital:      7.59   11,778            1.50     2,329   6.09  9,449
Core Capital:          8.21   12,836            4.00     6,252   4.21  6,584
Risk-based Capital:    10.29  13,832            8.00    10,758   2.29  3,074


  The Federal Deposit Insurance Corporation Improvement Act (FDICIA) required the Federal banking agencies to take "prompt corrective action" in respect to institutions that do not meet minimum capital requirements. Along with the ratios described above, FDICIA also introduced an additional capital measurement, the Tier 1 risk-based capital ratio. The Tier 1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized, "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The regulators summarize their minimum requirements for the five capital tiers established by the FDICIA as follows:

                      Tier 1 Risk-Based        Risk-based      Leverage
                      Capital Ratio            Capital Ratio     Ratio
                      ------------------       --------------  -----------

Well Capitalized      10% or above              6% or above     5% or above

Adequately Capitalized 8% or above              4% or above     4% or above

Undercapitalized      Less than 8%              Less than 4%    Less than 3%

Significantly
 Undercapitalized     Less than 8%              Less than 4%    Less than 3%

Critically
 Undercapitalized    -------------            --------------      2% or less

  An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

  At June 30, 1997, the Bank's Tier 1 risk-based capital ratio was 9.55%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital and, ultimately, require the appointments of a conservator or receiver for the institution.

  The Bank's capital position changed during the quarter ended June 30, 1997. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS
                                 INTEREST INCOME

  Interest Income increased $222,776, or 7.52%, for the three month period ended June 30, 1997 as compared to the same period in 1996. For the nine month period ending June 30, 1997, interest income increased $646,697, or
7.39% over the same period last year. Interest income on loans increased $267,199 or 9.70%, for the quarter ended June 30, 1997, compared to the same quarter ended June 30, 1996 and $624,520 or 7.64% for the nine month period ended June 30, 1997 over June 30, 1996. Average loan balances were up approximately $8,900,000 at June 30, 1997 as compared to June 30, 1996. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes, as evident by its low real estate foreclosed balances. Management expects loan
demand to maintain healthy levels.   Other interest income for the quarter
ended June 30, 1997 decreased $8,200, or 29.27% over the same quarter ended June 30, 1996, but the nine month period shows an increase of $85,819, or 118.71%. While much of the Bank's excess cash was used to fund the increased loan volume, average deposit balances were up $4,800,000 from June 30, 1996 to June 30, 1997.

INTEREST EXPENSE

  Interest Expense increased $88,576 (5.52%) for the quarter ended June 30, 1997 compared to June 30, 1996. For the nine month period ending June 30, 1997, Interest expense increased $219,183 (4.48%) for the nine month period ending June 30, 1997. Interest on deposits increased $95,381 (6.87%) for the three month period ended June 30, 1997 over June 30, 1996 and $333,175 (7.90%) for the nine month period ended June 30, 1997 over June 30, 1996. Average deposits increased approximately $4,800,000 from June 30, 1996 to June 30, 1997, despite selling over $6,000,000 of deposits with the Hinesville branch. This increase in funds enabled the Bank to lower its borrowings at the Federal Home Loan Bank. High deposit balances have eliminated the need for any additional borrowings. Consequently, interest on advances and other borrowings decreased $6,805 (3.14%) over the comparable three month periods and $113,992 (16.82%) over the comparable nine month periods ending June
30, 1997.

NET INTEREST INCOME

  Net Interest Income increased $134,200, or 9.90% for the quarter and $427,514, or 11.09% for the nine month period ended June 30, 1997 over June 30, 1996. Increases in loan balances and interest earning deposits offset the increases in deposit balances enough to produce a favorable net interest margin. Management believes this growth will continue throughout fiscal 1997.

PROVISION FOR LOAN LOSSES

   The provision for loan losses expense decreased $10,266 (86.41%) for the quarter ended June 30, 1997 over the quarter ended June 30, 1996. For the nine month period ending June 30, 1997, the provision was up $265,816, or 636.99%, because $298,000 of the proceeds from the Hinesville sale was allocated to the provision. Net Interest Income after Provision for Loan Losses for the quarter ended June 30, 1997 increased $144,466, or 10.75% from the same period last year, and for the nine month period ended June 30, 1997, Net Interest Income after Provision for Loan Losses increased $161,698, or 4.24% over the same period last year.

OTHER INCOME

  Other Income for the quarter increased $45,453, a 17.67% difference from the same quarter the previous year. The greater portion of this increase was in service charges on deposits. Deposit service charges increased $45,768 or 35.02% for the quarter ended June 30, 1997 over the quarter ended June 30, 1996. The increase in deposit balances has given the Bank an opportunity to generate more fee income, an area Management feels is essential to profitability. The Bank incurred a loss of $24,218 on the sale of assets for the quarter ended June 30, 1997. This loss is due to the sale of non-real estate repossessed assets.

  For the nine month period ended June 30, 1997, Other Income increased
$570,682, or 79.17%, over the nine month period ended  June 30, 1996.   The
primary area of increase was the gain on the sale of the Hinesville Branch, which was $433,945. Fees collected on deposits also increased $80,751, or 20.12%, for the nine months ended June 30, 1997 over the same period in
1996.   Loan fees also increased by  $69,825, or 25.83%, for the nine month period ended June 30, 1997 over the same period in 1996. With the increase in loans and deposits, these areas have shown a steady increase year to date.

OTHER EXPENSES

  Other expenses for the quarter ended June 30, 1997 increased $78,215, or 7.07%, over the quarter ended June 30, 1996. The increase was mostly in personnel expense which increased $53,404, or 10.20% for the quarter ended June 30, 1997 over the same period last year. The Bank has added several new employees to help with the growth the Bank is experiencing. Net occupancy expense also increased $29,224, or 11.91% for the three month period ended June 30, 1997 over the three month period ended June 30, 1996. The expenses no longer incurred with the Hinesville Office do not offset the new expenses associated with the Wal-Mart Office. New equipment costs associated with the new employees also contribute to this increase.

  Other expenses for the nine months ended June 30, 1997 increased $334,062, or 10.47%, over the nine months ended June 30, 1996. Over the year the Bank has added several key personnel, such as loan officers and branch managers, to get more exposure in the marketplace. Also, employee benefit expenses have increased substantially over last year. The result is an increase in personnel expense, which was $244,893, or 16.55% over the nine month period ending
June 30, 1996. Net occupancy expense also increased $66,327, or 9.11% for the nine month period ended June 30, 1997 over the same period in 1996. The expense of the Wal-Mart Office was not present in 1996, and this office requires greater technology expense than the Hinesville office required.

  The Bank absorbed the special SAIF Insurance adjustment at the end of 1996, and the new insurance premium which is substantially lower continues to make a difference. Federal Insurance Premiums decreased $41,550, or 67.18%, for the quarter and $103,505, or 15.03% for the nine month period ended June 30, 1997 as compared to the same periods in 1996. Management does not foresee another special assessment; therefore this smaller premium should stay in effect.

    The Bank accrued $225,368 in income taxes for the quarter ended June 30, 1997, an increase of $55,966 (33.04%) over the same quarter in 1996. For the nine month period, the Bank accrued $645,714 in income taxes as of June 30, 1997, an increase of $180,919 (42.30%) over the same period in 1996.

  FINANCIAL CONDITION
                                 ASSETS

  Cash increased $1,218,583, or 41.22%,  over the nine month period ended
June 30, 1997; interest bearing deposits in other banks increased $621,532, or 21.04%, over the same period due to growth in the Bank's customer deposit balances. Federal Home Loan Bank stock decreased $415,400 (26.36%) because of a stock redemption by the Federal Home Loan Bank..

  Loans receivable increased $9,538,225, or 7.79%, as of June 30, 1997 over September 30, 1996. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the bank has been successful in drawing strong, safe loans to the bank. The Bank's Loan portfolio is as follows:


LOANS RECEIVABLE

                                     		06/30/97	                 09/30/96
                                   ---------------          -------------
Real estate mortgage loans	       $  	98,823,695	             94,679,525
Real estate construction loans		      14,311,370	             11,417,553
Consumer loans		                      10,321,415	              9,447,481
Commercial and other loans		           9,534,602	              7,891,541
                                   ---------------          -------------
		                                   132,991,082            	123,436,100

Less:
   Deferred loan fees		                 (35,878)                 	17,264
   Unearned interest income		            61,373                  	32,079
   Allowance for loan losses		          995,893                 	955,288
                                   --------------           -------------
	                                 $ 131,969,694  	           122,431,469

Management's evaluation of the risk elements in the loan portfolio is the basis for the allowance for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. For the nine month period ending June 30, 1997, Management allocated $307,546 of earnings to the provision for loan losses. At June 30, 1997, the Bank believes its allowance for loan losses is adequate to provide for future losses.
  The following tables illustrate the Bank's problem loans and its allowance for loan losses. When a loan has been past due ninety days or more, Management reevaluates the loan and its underlying risk elements to determine if it should be placed on nonaccrual status. These loans are loans for which unpaid interest is not recognized in income. Past due loans are loans which are ninety days or more delinquent and still accruing interest.


ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS


                                          		06/30/97	                 09/30/96
			                                         ----------------------------------
Non-accruing Loans
Real estate
 Construction	                             $	    -	                       -
 Mortgage		                                   1,956,144	             1,786,693
Consumer		                                       14,514               	164,118
                                            ----------------------------------
  Total non-accruing loans		                  1,970,658             	1,950,811

Past Due Loans
Real estate
 Construction		                                 582,748                  	-
 Mortgage		                                   1,706,803                  	-
Consumer		                                      352,534                  	-
                                            ----------------------------------
   Total past due loans		                     2,642,085                  	0
			                                         ----------------------------------
Total non-accruing
 and past due loans	                       $	 4,612,743             	1,950,811
			                                         ==================================
Percentage of total loans		                        3.50%                	1.59%
			                                         ==================================
Real estate acquired
 through foreclosure	                      $   	240,000     	           94,200
			                                         ==================================
Total non-accruing,past due
loans, and nonperforming assets.	          $  4,852,743		            2,045,011
                                            ==================================

                ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

		                                       06/30/97	                   09/30/96
                                         ------------------------------------

Beginning balance	                      $	   955,288	               1,003,569
Loans charged-off:
 Real estate construction		                     -	                       -
 Real estate mortgage                      		152,114	                 152,684
 Consumer and other		                        180,320                  	56,602
                                         ------------------------------------
    Total charge offs		                      332,434                 	209,286
			                                      ------------------------------------
Recoveries:
 Real estate construction		                      -                         	-
 Real estate mortgage		                       29,250	                  46,547
 Consumer and other		                         36,243                  	66,354
                                         ------------------------------------
   Total recoveries		                         65,493	                 112,901
			                                      ------------------------------------
Net charge-offs		                            266,941                  	96,385

Provision charged to operations		            307,546                  	48,104
			                                      ------------------------------------
Balance at end of period	              $	    995,893	                 955,288
			                                      ====================================
Ratio of net charge-offs to
 average loans outstanding		                   0.22%                  	0.08%
			                                      ====================================

LIABILITIES

  Deposits have increased $4,659,673, or 3.83%, for the nine month period
ended June 30, 1997.   Along with loans, the Bank has been working hard to
increase its market share in Glynn County's deposit business. As the numbers dictate, First Georgia has been somewhat successful in soliciting new deposit business. The bank also increased its borrowing position with the Federal Home Loan Bank to help fund the increased loan demand. Federal Home Loan Bank advances have increased $2,650,000 (23.87%) over the nine month period ended June 30, 1997.


                                       PART II

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

       The Bank filed a report on Form 8-K on May 21, 1997 regarding the change in our independent auditors form KPMG Peat Marwick LLP to Deloitte & Touche LLP. No financial statements were filed on this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:______________________              BY: G. FRED COOLIDGE III
                                             G. Fred Coolidge III
                                             Executive Vice President
                                             Chief Financial Officer