Form 10KSB
period 1997-09-30
FIRST GEORGIA HOLDING INC
filed 1997-12-29
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               Form 10-KSB

(Mark One)
[ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934(FEE REQUIRED)

For the fiscal year ended    September 30, 1997
                             ------------------
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period  _____________   to _____________

Commission file number:     0-16657
                            --------

                     FIRST GEORGIA HOLDING, INC.
                   -------------------------------
                   (Name of Small Business Issuer)


Georgia                                             58-1781773
--------------------------------------------------------------
(State or other jurisdiction                    (IRS Employer
of incorporation or organization)                identification number)


               1703 Gloucester Street, Brunswick, GA 31521
               -------------------------------------------
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
Yes [ X ]		No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year		$14,402,614

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1997:
3,052,319 Shares of Common Stock, $1.00 par value -- $25,563,172 based
----------------------------------------------------------------------
upon approximate market value of $8.375 per share at December 1, 1997.
----------------------------------------------------------------------

State the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1997:

Common Stock, $1.00 par value --3,052,319 shares
------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held January 21, 1998 are incorporated by reference into Part I and Part III.

Portions of the Company's Annual Report (the "Annual Report") to
Shareholders for the year ended September 30, 1997 are incorporated by reference into Part I, Part II and Part III.

FIRST GEORGIA HOLDING, INC.

FORM 10-KSB

INDEX

Part I
	                                                                       PAGE

	Item 1.	Business  . . . . . . . . . . . . . . . . . . . . . . . .  . . . 3
	Item 2.	Description of Properties . . . . . . . . . . .. . . . . . . .  38
	Item 3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . .  39
	Item 4.	Submission of Matters to a Vote of
			Security Holders. .. . . . . . . . . . . . . . . . . . . . . . . . .  39

Part II

	Item 5.	Market for Common Equity and Related
			Stockholder Matters . . . . . . . . . . . . . . . . ..  . . . . . . . 39
	Item 6.	Management's Discussion and Analysis or Plan . .. . . . . . . . 39
	Item 7.	Financial Statements . . . . . . . . . . . . . . . . . . . . .. 39
	Item 8.	Changes in and Disagreements with Accountants
			on Accounting and Financial Disclosure   . . . . . . . . . . . . . .  39

Part III

	Item 9.	Directors, Executive Officers, Promoters and
			Control Persons;  Compliance with
			Section 16(a) of the Exchange Act . . . . .. . . . . . . . . . . . . .40

	Item 10.	Executive Compensation . . . . . . . .. . . . .. . . . . . . . 40
	Item 11.	Security Ownership of Certain
			  Beneficial Owners and Management . .. . . . . . . . . . . . . . . . 40
	Item 12.	Certain Relationships and Related
			  Transactions . . . . . . . . . . . . . . . . . . . . .. . . . . . . 40

	Item 13.	Exhibits and Reports on Form 8-K .. . . .. . . . . . . . . . . 40

	Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .41
	Exhibit Index . . . . . . . . . . . . . . . .  . . . . . . . . . . . . .43

PART I

Item 1.  DESCRIPTION OF BUSINESS

                      Business of the Company
                       -----------------------
	First Georgia Holding, Inc. (the Company), was incorporated as a Georgia corporation on December 16, 1987, for the purpose of acquiring all of the issued and outstanding shares of First Georgia Bank, F.S.B. (formerly known as First Georgia Savings Bank, F.S.B.)(the Bank) pursuant to a plan of reorganization. The reorganization of the Bank into a holding company structure became effective on April 30, 1988, and the Bank is now a wholly-owned subsidiary of the Company.

	Besides its ownership of the Bank, the Company has not engaged in any material operations to date and management of the Company has no immediate plans to engage in any non-banking activities.

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

                         Business of the Bank
                         --------------------
	The Bank is a federal stock savings bank headquartered in Brunswick, Georgia. It was chartered in 1983 and opened for business on January 31, 1984 with approximately $8.6 million of acquired deposits.

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


Summary of Financial Results
----------------------------
	First Georgia Holding, Inc. reported net income of $1,593,665 in
1997, an increase of $832,299.  The lower earnings in 1996 were due primarily
to a SAIF special assessment paid last year.   Net interest income after
provision for loan losses increased a total of $338,968. Other income increased by a total of $638,822, and other expenses, exclusive of the SAIF assessment, increased $399,120.

Return on Average Assets and Equity
-----------------------------------
	Return on average assets for the year ended September 30, 1997 was 1.04% as compared to 0.55% for the year ended September 30, 1996. Return on average equity for the year ended September 30, 1997 was 12.55% compared to 6.52% for the year ended September 30, 1996. These increases were due primarily to an increase in loan volumes and the gain on sale of our Hinesville branch.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.


                                                 Years  Ended September 30,
                                                 -------------------------
                                                   1997            1996
                                                 -------------------------
Return on Average Assets                            1.04%           0.55%

Return on Average Equity                           12.55%           6.52%

Average Equity to Average Assets                    8.28%           8.39%

Dividend Payout Ratio                              10.22%          17.42%



                            AVERAGE BALANCE SHEETS

                                                             September 30,
                                                      -------------------------
                                                          1997           1996
                                                      -------------------------

Cash                                                  $  3,524,884    2,711,372
Interest-bearing deposits in other banks                 3,618,065    1,835,076
Investment securities                                   10,585,567    9,514,086
Loans receivable, net                                  127,953,987  117,481,323
Real estate owned                                          249,500       88,293
Federal Home Loan Bank stock                             1,160,300    1,575,700
Premises and equipment, net                              3,190,698    3,309,094
Intangible assets, net                                   1,104,133    1,325,933
Accrued interest receivable                                916,855      855,218
Other assets                                             1,089,037      601,993
                                                       -----------  -----------
                                                      $153,393,026  139,298,088
                                                       ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                          $124,790,096  112,422,778
    Federal Home Loan Bank advances                     12,491,666   12,822,012
    Other borrowed money	                                   88,333      160,493
    Accrued expenses and other liabilities               3,319,512    2,209,824
                                                       -----------  -----------
                                                       140,689,607  127,615,107
                                                       -----------  -----------
Stockholders' equity                                    12,703,419   11,682,981
                                                       -----------  -----------
    Total liabilities and stockholders' equity        $153,393,026  139,298,088
                                                       ===========  ===========

                         INTEREST EARNINGS AND YIELD
                         ---------------------------



                                             Years  Ended September 30,
                                             --------------------------
                                                 1997          1996
                                             --------------------------
Interest earned on:

Loans                                       $ 11,975,499    10,986,155

Investment securities                            610,423       699,732

Interest-bearing deposits in other banks         198,010       108,029
                                             --------------------------
    Total interest income                     12,783,932    11,793,916
                                             --------------------------

Interest paid on:

Deposits                                       6,175,696     5,682,330

Federal Home Loan Bank advances and other
borrowings                                       763,159       867,052
                                              -------------------------
    Total Interest expense                     6,938,855     6,549,382
                                              -------------------------

NET INTEREST EARNED                         $  5,845,077     5,244,534
                                              =========================

Average percentage earned on:

Loans                                              9.36%          9.35%

Taxable investment securities                      5.76%          7.35%

Interest-bearing deposits in other banks           5.47%          5.89%

    Total interest earning assets                  8.99%          9.15%



Average percentage paid on:

Deposits                                          4.95%           5.05%

Federal Home Loan Bank advances and other
borrowings                                        6.07%           6.68%

  Total interest bearing liabilities              5.05%           5.23%


NET YIELD ON INTEREST EARNING ASSETS              4.11%           4.07%
                                               =========================

"Management's Discussion and Analysis of Financial Condition and Results of operations - Yields Earned and Rates Paid" in the Company's Annual Report is incorporated by reference herein.

                             Lending Activities
                             ------------------
General
-------
	Thrift institutions are permitted to invest up to 400% of their capital in commercial real estate loans. Thrift institutions are also permitted to invest up to 10% of their assets in secured or unsecured loans for commercial, corporate, business or agricultural purposes. Institutions may also invest up to 35% of their assets in consumer loans and up to 10% of their assets in tangible personal property in order to engage in personal property leasing.

Loan Portfolio Analysis
-----------------------
	The Bank's net loan portfolio totaled approximately $137,865,000 at September 30, 1997, representing approximately 86% of its total assets. On that date, approximately 74% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

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

                             LOAN ANALYSIS
                             -------------

                                                       September 30,
                                        ----------------------------------------
                                                1997                 1996
                                        ----------------------------------------
Loans by Type of Security:                             (In Thousands)

Real Estate Loans:
  Residential:
    One-four family:
      Conventional                     $  77,272   56.05%      66,695    54.48%

      FHA-VA                                 253    0.18%         259     0.21%

      Multi-family conventional              462    0.33%       6,205     5.07%
                                        ----------------------------------------
         Total residential                77,987   56.56%      73,159    59.75%

Commercial property                       24,431   17.72%      21,283    17.38%

Land development and other                16,997   12.33%      11,654     9.52%

Less loans held for sale                     -      0.00%        -        0.00%
                                        ----------------------------------------
    Total real estate loans              119,415   86.61%     106,096    86.66%

Non-real estate loans:                    19,522   14.16%      17,340    14.16%

Unearned interest income                     (73)  -0.05%         (32)   -0.03%

Allowances for loan losses                (1,012)  -0.73%        (955)   -0.78%

Deferred loan (fees) cost                     13    0.01%         (17)   -0.01%
                                        ----------------------------------------
   Total                               $ 137,865  100.00%     122,432   100.00%
                                        ========================================

                                 ------------------------

                                                      September 30,
                                         ---------------------------------------
                                               1997                  1996
                                         ---------------------------------------
Loans by Type of Loan:                                (In Thousands)

Real Estate Loans:

   Loans on existing property:

     Fixed rate                          $  21,713    15.75%    30,967   25.29%

     One year ARM and variable rate(1)      79,137    57.40%    62,581   51.11%

     Three year ARM                          1,568     1.13%     1,130    0.92%

Construction loans                          16,997    12.33%    11,418    9.33%

Less loans held for sale                      -        0.00%      -       0.00%
                                           -------------------------------------
  Total real estate loans                  119,415    86.61%   106,096   86.66%

Consumer loans                              10,384     7.53%     9,448    7.72%

Commercial and other loans                   9,138     6.63%     7,892    6.45%

Unearned interest income                       (73)   -0.05%       (32)  -0.03%

Allowance for loan losses                   (1,012)   -0.73%      (955)  -0.78%

Deferred loan (fees) cost                       13     0.01%       (17)  -0.01%
                                           -------------------------------------
Total                                    $ 137,865   100.00%   122,432  100.00%
                                           =====================================
(1) An ARM is an adjustable rate mortgage

                                 LOAN MATURITY SCHEDULE

	The following table sets forth certain information at September 30, 1997 regarding the dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity , and overdrafts, are reported as due in one year or less. This table does not consider the repricing of loans to be maturities. Interest rate sensitivity is incorprated herein by reference from the Management's Discussion and Analysis of Financial
Condition and Results of Operations - Asset/Liability Management in the
Annual Report to Shareholders for 1997.


Maturities during
year ended            Real Estate    Real Estate               Commercial
September 30,          Mortgage     Construction    Consumer   and other   Total
--------------------------------------------------------------------------------
                                          (In Thousands)

  1998             $    18,072         15,022         4,444      4,954   42,492

  1999                   8,620          1,205         2,928      1,437   14,190

  2000                   7,436            770         1,586        992   10,784

  2001                   3,310              0           844        655    4,809

2002-2006                5,683              0           527        815    7,025

2007-2011               13,619              0            29        285   13,933

After 2011              45,678              0            26          0   45,704
                    ------------------------------------------------------------
Total              $   102,418         16,997        10,384      9,138  138,937
                    ============================================================

                                       Less: Unearned interest income       (73)

                                             Allowance for loan losses   (1,012)

                                             Deferred loan fees              13
                                                                        --------
                                                                      $ 137,865
                                                                        ========

	The next table sets forth the dollar amount of all loans due more than one year after September 30, 1997 which have predetermined interest rates and which have floating or adjustable interest rates.

                        Real estate  Real estate             Commercial
                         mortgage    contruction   Consumer   and other    Total
                        --------------------------------------------------------
                                            (In Thousands)

Predetermined rates   $   19,126           12        5,824       1,840    26,802

Floating or
adjustable rates          65,220        1,963          116       2,344    69,643
                         -------------------------------------------------------
                      $   84,346        1,975        5,940       4,184    96,445
                         =======================================================

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

Commercial Real Estate Loans
-----------------------------
	Current regulations permit federal institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 1997, the Bank had 201% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust every one to three years. The rate is generally determined by reference to money center banks' prime rates. The Bank's commercial real estate loans have various terms, with the payments based on a 15 to 25 year amortization schedule, and have balloon maturities of 5 to 7 years. The Bank generally requires that such loans have a minimum debt service coverage of 1.15 and a loan-to-value ratio of not more than 90%.

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

Construction Loans
-------------------
	The Bank originates construction loans on single family residences.
Such construction loans generally have a term of 12 months or less. The interest rates charged by the Bank on construction loans are determined by reference to the prime rate charged by money center banks and vary depending upon the type of property, the loan amount and the credit worthiness of the borrower. The Bank generally requires personal guarantees of payment from the principals of the borrowing entities for the full amount of the loan, and it is the policy of the Bank to enforce guarantees in the event of non-payment of the loan.

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

	The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sales and leasing information based upon evaluation of similar projects, the use of independent engineers to examine plans and monitor construction and the borrower's cash flow projections upon completion. The Bank may require a performance bond in the amount of the construction contract based on management's evaluation of the project and the financial strength of the contractor and also requires personal guaranties of payment by the principals of any borrowing entity. At September 30, 1997, approximately $16,997,000 of the Bank's loan portfolio consisted of construction loans.


Consumer Loans
--------------
	Current regulations permit federal savings institutions to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans
(such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $10,386,000 at September 30, 1997.

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

	The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The Bank's commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors generally on an annual basis. At September 30, 1997, the Bank had approximately $8,214,000 outstanding in commercial loans. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, and changes in interest rates.

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

Loan Originations, Sales and Purchases
--------------------------------------
	  It is a policy of the Bank not to originate for its own portfolio any long term fixed rate mortgage loans. The Bank instead originates long term fixed rate mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally continues to collect payments on the loans and otherwise to service the loans sold. The Bank retains a portion of the interest paid by the borrower on these loans as consideration for its servicing loans sold to others. At September 30, 1997, the Bank was servicing loans for others of approximately $2,308,000.

	The Bank has purchased a number of loans in the past, and intends to consider future purchases of residential mortgage loans as market conditions warrant. The Bank has also sold loans as discussed above and, similarly, intends to consider future sales as conditions warrant.

	It is the current intention of management to continue offering residential fixed rate mortgage loans through the Bank's brokerage lending arrangement and to continue offering adjustable rate instruments to be held in the Bank's portfolio.

Loan Commitments
----------------
	Upon loan approval, short-term commitments of 45 days are issued to the applicant and in most cases provide for the loan to be closed at the prevailing rate of interest as of the date of approval. At September 30, 1997 the Bank had loan commitments outstanding of approximately $243,000 excluding the undisbursed portion of loans in process.

Loan Origination Fees
---------------------
	The Bank defers and amortizes loan origination fees, net of certain direct origination costs incurred, and recognizes such fees over the life of the related loan as a yield adjustment.

	The Bank also receives other fees and charges relating to existing loans along with late charges and fees collected in connection with a change in borrower or other loan modifications.

Delinquencies and Asset Classifications
---------------------------------------
	The Bank's collection procedures provide that when a loan is 15 days past due, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank generally will initiate foreclosure proceedings, but there is no requirement that the Bank defer foreclosure proceedings or other enforcement action. Any property acquired as the result of foreclosure is classified as real estate acquired in settlement of loans until such time as it is sold or otherwise disposed of by the Bank to recover its investment.

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

	At September 30, 1997, the following amounts of loans were classified as follows:

Special Mention	        	$2,474,000
Substandard			            1,959,000
Doubtful			                   -
Loss				                      -
				                   ------------------
                     				$4,433,000
                   				==================

Nonaccrual, Past Due and Restructured Loans
-------------------------------------------
	The Bank has approximately $1,959,000 of loans in nonaccrual status at September 30, 1997. The Bank had approximately $1,951,000 of loans in nonaccrual status at September 30, 1996. The Bank has had no restructured loans. ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Company's Annual Report is incorporated by reference herein.) Had all nonaccrual loans at September 30, 1997 actually accrued interest for the full fiscal year, approximately $49,000 of additional interest income would have been added to fiscal 1997 earnings.

	Accrual of interest is discontinued when either principal or interest become 90 days past due unless, in management's opinion, the loan is well secured and in the process of collection.

Allowance for Loan Losses
-------------------------
	For a detailed analysis of the allowance for loan losses, Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses is incorporated by reference from the Annual Report to Shareholders herein.

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

	The allocation of the allowance for possible loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, 1997 and 1996 are presented in the following table.


                                  September 30, 1997       September 30, 1996
                             ---------------------------------------------------
                                        Percent of                Percent of
                                        loans in each             loans in each
(In Thousands)                          category to               category to
                             Amount     total loans     Amount    total loans
                             ---------------------------------------------------
Balance at the end of the
year applicable to:

 Commercial, financial,
  and agricultural         $    150         6.58%           89         6.40%

 Real estate-construction        35        12.23%           28         9.25%

 Real estate-mortgage           300        73.72%          272        76.70%

 Consumer                        40         7.47%           20         7.65%

 Unallocated                    487          N/A           546          N/A
                             ---------------------------------------------------
                           $  1,012       100.00%          955       100.00%
                             ===================================================

Other
------
	The Company has no foreign operations and, accordingly, there are no assets or liabilities attributed to foreign operations.

	At September 30, 1997, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.


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

	Investment decisions are made by senior officers of the Bank. The actions of the officers are within policies established by the Board of Directors. At September 30, 1997 the investment portfolio totaled approximately $9,634,000.

	The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.


                         INVESTMENT SECURITIES ANALYSIS




                                                         Weighted
                                         Amortized       Average
                                            Cost          Yield      Fair Value
                                      ------------------------------------------
September 30, 1997:

Investment securities:

   U.S. Government agencies          $  1,500,000         3.80%       1,471,809

   Mortgage-backed securities
    and SBA's                           7,314,453         6.93%       7,403,565

   State and municipal bonds              570,000         4.12%         566,483

   Corporate bonds                        250,000         8.50%         250,000
                                      ------------------------------------------
                                     $  9,634,453         6.32%       9,691,857
                                      ==========================================

                                                        Weighted
                                        Amortized       Average
                                           Cost          Yield       Fair Value
                                       -----------------------------------------
September 30, 1996:

Investment securities:

   U.S. Government agencies          $  5,500,683        4.71%        5,423,659

   Mortgage-backed securities
    and SBA's                           3,704,854        7.62%        3,688,295

   State and municipal bonds              870,000        4.12%          866,790

   Corporate bonds                        250,000        8.50%          230,000
                                       -----------------------------------------
                                     $ 10,325,537        5.80%       10,208,744
                                       =========================================


	A summary of investment and mortgage-backed securities by maturities as of September 30, 1997 follows:

                                                    Weighted
                                     Amortized       Average
                                        Cost          Yield         Fair Value
                                  ----------------------------------------------
Investment securities:

 Within 1 year                   $    1,600,000        3.78%        1,571,606

 After 1 year through 5 years           480,611        6.02%          484,125

 After 5 years through 10 years       1,102,271        7.18%        1,113,487

 After 10 years                       6,451,571        6.83%        6,522,639
                                   ---------------------------------------------
                                 $    9,634,453        6.32%        9,691,857
                                   =============================================

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



                                            Year Ended September 30, 1997 vs.
                                             Year Ended September 30, 1996
                                           -----------------------------------
                                               Increase (Decrease) due to
                                           -----------------------------------
                                             Total         Rate       Volume

Interest income:
                                                      (In Thousands)

 Loans                                    $   989            12         977

 Investment securities                        (89)         (162)         73

 Interest-bearing deposits in other banks      90            (8)         98
                                           -----------------------------------
Total interest-earning assets                 990          (158)      1,148
                                           -----------------------------------
Interest expense:

 Deposits                                     493          (115)        608

 Federal Home Loan Bank advances
  and other borrowings                       (104)          (78)        (26)
                                           -----------------------------------
Total interest-bearing liabilities            389          (193)        582
                                           -----------------------------------
Net interest income                       $   601            35         566
                                           ===================================

                                            Year Ended September 30, 1997 vs.
                                             Year Ended September 30, 1996
                                           -----------------------------------
                                               Increase (Decrease) due to
                                           -----------------------------------
                                             Total         Rate       Volume

Interest income:
                                                      (In Thousands)

 Loans                                    $   114           (37)        151

 Investment securities                        193           101          92

 Interest-bearing deposits in other banks    (139)          (40)        (99)
                                           -----------------------------------
Total interest-earning assets                 168            24         144
                                           -----------------------------------
Interest expense:

 Deposits                                     337           113         224

 Federal Home Loan Bank advances
  and other borrowings                       (195)           19        (214)
                                           -----------------------------------
Total interest-bearing liabilities            142           132          10
                                           -----------------------------------
Net interest income                       $    26          (108)        134
                                           ===================================










Retail Banking Activities and Sources of Funds
-------------------------------------------------
General
-------
	The Bank's retail banking activities consist of attracting deposits and making consumer and commercial loans. A principal objective of the Bank is to establish a total banking relationship, including a deposit relationship as well as a lending relationship, between the Bank and the customer.

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



Deposits
--------
	Savings deposits in the Bank at September 30, 1997 and 1996 were represented by the various types of programs described as follows:


                    DEPOSITS AT SEPTEMBER 30, 1997




      Type                                     Weighted   Balance    Percentage
       of                             Minimum  Average  (Dollars in   of Total
     Account             Term         Amount    Rate     thousands)   Deposits
-------------------------------------------------------------------------------

Easy Checking                       $   --       --      $   1,937      1.49%

Commercial Checking                     --       --          4,055      3.12%

NOW Accounts                            750     1.25%       11,429      8.80%

Super NOW and MMDA                    1,000     2.30%        4,756      3.66%

Statement Savings                       100     2.35%        4,320      3.33%

Certificate of deposit accounts:

 Jumbo certificates   30 days
                      to 5 years   100,000      6.10%       18,900     14.55%

Other time deposits:

3 months              3-5 months     1,000      4.57%          358      0.28%

6 months              6-11 months    1,000      5.26%        4,284      3.30%

1 year               12-17 months      500      5.66%       37,863     29.15%

1.5 years            18-23 months      500      6.21%          433      0.33%

2 years              24--29 months     500      6.21%        6,196      4.77%

2.5 years            30-35 months      500      5.91%        1,303      1.00%

3 years              36-41 months      500      5.91%        6,067      4.67%

3.5 years            42-47 months      500      6.10%          101      0.08%

4 years              48-59 months      500      6.10%        1,514      1.17%

5 years                 60 months      500      6.10%        9,028      6.95%

18 month IRA            18 months      500      5.94%       16,043     12.35%

Other                   30 days        500      4.57%        1,303      1.00%
                                              --------     --------   --------
                                                4.97%    $ 129,890    100.00%
                                              ========     ========   ========

Deposits at September 30, 1996 are represented on the next page.

                               DEPOSITS AT SEPTEMBER 30, 1996



      Type                                     Weighted   Balance    Percentage
       of                             Minimum  Average  (Dollars in   of Total
     Account             Term         Amount    Rate     thousands)   Deposits
-------------------------------------------------------------------------------

Easy Checking                       $   --       --      $   1,632      1.34%

Commercial Checking                     --       --          4,635      3.81%

NOW Accounts                            750     1.25%       11,598      9.54%

Super NOW and MMDA                    1,000     2.35%        2,410      1.98%

Statement Savings                       100     2.30%        4,565      3.76%

Certificate of deposit accounts:

 Jumbo certificates   30 days
                      to 5 years    99,000      4.48%       18,298     15.05%

Other time deposits:

3 months              3-5 months     1,000      4.32%          649      0.54%

6 months              6-11 months    1,000      6.35%        6,281      5.17%

1 year               12-17 months      500      5.25%       21,470     17.66%

1.5 years            18-23 months      500      5.27%          199      0.16%

2 years              24--29 months     500      5.30%       11,025      9.07%

2.5 years            30-35 months      500      5.31%        2,524      2.08%

3 years              36-41 months      500      5.35%        5,032      4.14%

3.5 years            42-47 months      500      5.36%          100      0.08%

4 years              48-59 months      500      5.40%        3,853      3.17%

5 years                 60 months      500      5.45%       10,954      9.00%

18 month IRA            18 months      500      5.29%       15,747     12.96%

Other                   30 days        500      2.78%          593      0.49%
                                              --------     --------   --------
                                                4.49%    $ 121,555    100.00%
                                              ========     ========   ========
                                         22

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

                         DEPOSITS BY TYPE
                        ------------------
                                                        September 30,
                                               ---------------------------------
                                                1997         1996         1995
                                               ---------------------------------

Access accounts:                                        (In thousands)

 Commercial checking - 0.00%                 $   5,992        6,266       4,602

 NOW accounts - 1.25%                           11,429       11,599      11,607

 Money Market deposit account - varable rate     4,756        2,410       2,345

 Statement savings - 2.30%                       4,320        4,565       4,713

Certificates of deposits:

 2.75% - 5.00%                                   2,564        6,408      10,134

 5.01% - 7.00%                                  98,628       81,918      52,078

 7.01% - 9.00%                                   2,201        8,389      20,993

 9.01% - 11.00%                                   --           --            56
                                               ---------------------------------
Subtotal                                       129,890      121,555     106,528

 Accrued interest                                  496          548         527
                                               ---------------------------------
Total                                        $ 130,386      122,103     107,055
                                               =================================

                       TIME DEPOSIT MATURITIES
                       -----------------------

                                         Balances at September 30,
-------------------------------------------------------------------------------
Interest Rates      1998     1999     2000     2001     Thereafter     Total
-------------------------------------------------------------------------------
                                       (In thousands)

2.75% - 5.00%    $  2,547      -         17      -            -         2,564

5.01% - 7.00%      85,305    9,651    1,524    1,262          885      98,627

7.01% - 9.00%         795      518      889      -            -         2,202

9.01% - 11.00%        -        -        -        -            -           -
                   ------------------------------------------------------------
                 $ 88,647   10,169    2,430    1,262          885     103,393
                   ============================================================

                            JUMBO CD MATURITIES
                            -------------------

        Maturity                                   September 30, 1997
        --------                                   ------------------
                                                     (In thousands)

Three months or less                             $           3,970

Three to six months                                          8,065

Six to twelve months                                         3,699

Over twelve months                                           3,166
                                                   ---------------
 Total                                           $          18,900
                                                   ===============


                          AVERAGE DEPOSIT BY TYPE
                          -----------------------
                              September 30, 1997         September 30, 1996
                              ------------------         -------------------

                           Average         Weighted     Average      Weighted
                           Balance       Average Rate   Balance    Average Rate
                         ----------------------------  -------------------------
                                               (In thousands)

Non-interest bearing
deposits                $    6,394            --          5,804         --

NOW's                       11,633           1.25%       12,509        1.84%

MMDA's                       3,226           2.35%        2,471        2.47%

Savings                      4,384           2.30%        4,747        2.28%

Time Deposits               99,153           5.94%       86,891        6.11%

                         ---------------------------   ------------------------
Total average deposits  $  124,790           4.97%      112,422        5.05%
                         ---------------------------   ------------------------


Loan Repayments
---------------
	In addition to regularly scheduled repayments, loans are prepaid in full as properties are sold, or are refinanced by the Bank or other lenders, or are satisfied in full by the borrower. Loan repayments constitute a major source of funding for the Bank.

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



Due during
year ending
September 30,           Interest Rates                  1997            1996
-------------------------------------------------------------------------------

1997                    4.93% to 8.45%         $        -            4,000,000

1998                    5.32% to 7.27%               7,750,000       4,500,000

1999                    5.68% to 6.76%               2,100,000       2,100,000

2000                         6.77%                   3,000,000          -

2001                         7.90%                     500,000         500,000

2002                         5.66%                   1,000,000          -
                                                 ------------------------------
                                               $    14,350,000      11,100,000
                                                 ==============================

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

	The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:


                       FEDERAL HOME LOAN BANK ADVANCES
                       -------------------------------

                                                     At September 30,
                                           ------------------------------------
                                             1997         1996         1995
                                           ------------------------------------
Balance outstanding                     $  14,350,000   11,100,000   11,948,000

Weighted average rate                        5.79%        6.44%        7.10%

Maximum amount of short-term
borrowings outstanding at any
month end                                  10,150,000    5,198,000    4,448,000

Approximate average short-term
borrowings outstanding                      7,100,000    4,092,000    2,157,000

Approximate weighted average paid
on short-term borrowings(1)                  6.47%        7.27%        5.90%
--------------------------------------------------------------------------------
(1) The average method used is the average end of month totals

Employees
---------
	At September 30, 1997, the Bank employed 86 full-time equivalent employees. Management considers relations with its employees to be excellent. The Bank currently maintains a comprehensive employee benefits program including, among other benefits, hospitalization and major medical insurance, life insurance, dental insurance, long term disability, a 401(k) plan and educational assistance. Management considers these benefits to be generally competitive with those offered by competing financial institutions in its market area. The Bank's employees are not represented by any collective bargaining group.

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

	Federal deregulation of financial institutions has contributed to the dramatic increase in competition for savings dollars between savings institutions and other types of investment vehicles, such as money market mutual funds, U.S. Treasury securities and municipal bonds, as well as an increase in competition with commercial banks for loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. Accordingly, the Bank, like other institutions, faces increased competition in the future in attracting and retaining customers for the services it offers.


                     Supervision and Regulation
                     --------------------------
	Savings and loan holding companies and federal savings banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or will affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Bank.

Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

	The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of
Georgia ("FICG"). The Company is regulated under such acts by the Office of Thrift Supervision (the "OTS") and by the Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, the Company is required to file with the OTS an annual report and such additional information as the OTS may require pursuant to the SLHCA. The OTS also conducts examinations of the Company and each of its subsidiaries.

	Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. A unitary holding company, that is, a holding company that owns only one insured institution whose subsidiary institution satisfies the qualified thrift lender test (discussed below), is not restricted to any statutorily prescribed list of permissible activities, and the SLHCA and the FICG impose no limits on direct or indirect non-savings institution subsidiary operations.

	The SLHCA and the FICG makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served.

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

Bank Regulation
---------------
	General. The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million; (ii) is well capitalized; (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100,000) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the Federal Deposit Insurance Corporation ("FDIC") or another banking agency; and (v) has not undergone a change of control during the previous 12-month period. Federal savings banks must be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

	The Bank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors and preventing the continuance or development of unsound and unsafe banking practices.

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

	OTS regulations have been amended to include an interest-rate risk component to the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This new requirement is not expected to have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

	Capital requirements higher than the generally applicable minimum requirement may be established for a particular savings association if the OTS determines that the institution's capital was or may become inadequate in view of its particular circumstances.

	Additionally, the Georgia Department requires that savings and loan holding companies, such as the Company, must maintain a 5% Tier 1 leverage ratio on a consolidated basis.

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

                                                        Tier 1
                                        Risk-Based    Risk-Based
Capital Category     Tier 1 Capital      Capital       Capital        Other
-------------------------------------------------------------------------------

Well-Capitalized       5% or more      10% or more    6% or more    Not subject
                                                                    to a capital
                                                                    directive

Adequately
 Capitalized           4% or more       8% or more    4% or more       ---

Undercapitalized      less than 4%     less than 8%  less than 4%      ---

Significantly
 Undercapitalized     less than 3%     less than 6%  less than 3%      ---

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

	Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings association is classified based on its level of regulatory capital both before and after givinG effect to a proposed capital distribution. Under a proposed rule, the OTS woulD conform its three classifications to the five capital classifications set forth under the prompt corrective action regulations. Under the proposal, institutions that are at least adequately capitalized would still be required to provide prior notice. Well capitalized institutions could make capital distributions without prior regulatory approval in specified amounts in any calendar year.

	An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year. No regulatory approval of the capital distribution is required, but prior notice must be given to the OTS.

	An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

	Qualified Thrift Lender Requirement. A federal savings bank is deemed to be a "qualified thrift lender" ("QTL") as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mortgage-backed securities), (ii) certain obligations of the FDIC and (iii) shares of stock issued by any FHLB, the FHLMC or the FNMA. In addition, the following assets may be categorized as qualified thrift investments in an amount not to exceed 20% in the aggregate of portfolio assets: (i) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (ii) investments in securities of a service corporation that derives at least 80% of its income from residential housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of property used by the savings institution to conduct its business, and liquid assets held by the savings institution in an amount up to 20% of its total assets.

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

	Loans to One Borrower Limitations. HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of the generally applicable national bank limits. A savings association may make loans to one borrower in excess of such limits under one of the following circumstances: (i) for any purpose, in any amount not to exceed $500,000; or (ii) to develop domestic residential housing units, in an amount not to exceed the lesser of $30 million or 30% of the savings association's unimpaired capital and unimpaired surplus, provided other conditions are satisfied. The Federal Institutions Reform, Recovery, and Enforcement Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association's unimpaired capital and unimpaired surplus. The OTS, however, has modified this standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that purchase money mortgages received by a savings association to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

	Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

	Community Reinvestment.  Under the Community Reinvestment Act
(the "CRA") and the implementing OTS regulations, federal savings banks have a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The regulations promulgated pursuant to CRA contain three evaluation tests: (i) a lending test which will compare the institution's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (ii) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds.

	Fair Lending. Congress and various federal agencies (including, in addition to the bank regulatory agencies, the Department of Housing and Urban Development, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit a gainst financial institutions that it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

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

	FDIC Insurance Assessments. Federal deposit insurance is required for all federally chartered savings associations. Deposits at the Bank are insured to a maximum of $100,000 for each depositor by Savings Association Insurance Fund (the "SAIF"). As a SAIF-insured institution, the Bank is subject to regulation and supervision by the FDIC, to the extent deemed necessary by the FDIC to ensure the safety and soundness of the SAIF. The
FDIC is entitled to have access to reports of examination of the Bank made by the OTS and all reports of condition filed by the Bank with the OTS. The
FDIC also may require the Bank to file such additional reports as it determines to be advisable for insurance purposes. Additionally, the FDIC may determine by regulation or order that any specific activity poses a serious threat to the SAIF and that no SAIF member may engage in the activity directly.

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

	The deposit insurance assessment rate charged to each institution depends on the assessment risk classification assigned to each institution. Under the risk-classification system, each SAIF member is assigned to one of three capital groups: "well capitalized," "adequately capitalized," or "less than adequately capitalized," as such terms are defined under the OTS's prompt corrective action regulation (discussed above), except that "less than adequately capitalized" includes any institution that is not well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups "healthy" (institutions that are financially sound with only a few minor weaknesses), "supervisory concern" (institutions with weaknesses which, if not corrected could result in significant deterioration of the institution and increased risk to the SAIF) or "substantial supervisory concern" (institutions that pose a substantial probability of loss to the SAIF unless corrective action is taken). The FDIC will place each institution into one of nine assessment risk classifications based on the institution's capital group and supervisory subgroup classification.

	Historically, SAIF premiums had been equivalent to deposit insurance premiums paid by banks on deposits to the Bank Insurance Fund ("BIF").
Deposit insurance premiums were set to facilitate each fund achieving its designated reserve ratios. As each fund achieves its designated reserve ratio, however, the FDIC has the authority to lower the premium assessments for that fund to a rate that would be sufficient to maintain the designated reserve ratio. In August 1995, the FDIC determined that the BIF had achieved its designated reserve ratio and approved lower BIF premium rates for deposit insurance by the BIF for all but the riskiest institutions. On November 14, 1995, the FDIC determined that BIF deposit insurance premiums for well capitalized banks would be further reduced to the then-statutory minimum of $2,000 per institution per year, effective January 1, 1996. Because the SAIF remained significantly below its designated reserve ratio, insurance premiums for assessable SAIF deposits were not reduced in either FDIC action.

	The financial condition of the SAIF resulted in the adoption of the Deposit Insurance Funds Act of 1996 ("DIFA"), which was enacted on
September 30, 1996 as part of the Omnibus Consolidated Appropriations Act. Under DIFA, a special one-time assessment of 65.7 cents per $100 of assessable SAIF deposits was collected on November 27, 1996 and applied retroactively to SAIF deposits as of March 31, 1995. DIFA provides that special assessments are deductible under Section 162 of the Internal Revenue Code in the year in which the assessment is paid. After collection of the special assessment, the SAIF achieved its designated reserve ratio and SAIF premium rates became the same as BIF rates. DIFA further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date. The Treasury Department has submitted a report to Congress on the development of a common charter for all insured depository institutions. See "Supervision and Regulation - Elimination of Federal Savings Charter."

	DIFA further assesses premiums for Financing Corporation Bond debt service ("FICO"). Beginning January 1, 1997, FICO premiums for BIF and
SAIF became 1.3 and 6.4 basis points, respectively. Full pro rata sharing of FICO will begin no later than January 1, 2000.

	Effective January 1, 1997, SAIF members had the same risk-based assessment schedule as BIF members, which is 0 to 27 cents per $100 of deposits. FICO assessments of 1.3 cents for BIF deposits and 6.4 cents per

$100 of deposits for SAIF deposits will be added to the BIF-assessable base and SAIF assessable base, respectively, until December 31, 1999. Thereafter, approximately 2.4 cents per $100 of deposits would be added to each regular assessment for all insured depositors, thereby achieving full pro rata FICO sharing.

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

Elimination of Federal Savings Association Charter
--------------------------------------------------
	Legislation that would eliminate the federal savings association charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.


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


Office                            Lease Expiration Date           Net Book Value
--------------                    ---------------------           --------------

Executive Office
----------------

1703 Gloucester Street
Brunswick, GA 31520                        owned                      $904,694


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

	The consolidated financial statements of the Company and the Bank as of September 30, 1997 and 1996 and for each of the years in the three year period ended September 30, 1997, 1996, and 1995, and the report issued on the 1997 financials by the Company's independent certified public accountant, appear in the Annual Report and are incorporated herein by reference.

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND 	FINANCIAL DISCLOSURE

	On May 21, 1997, the Company filed a Form 8-K to disclose a change in auditor for the Company.

	On May 1, 1997, the Company's Board of Directors elected to dismiss KPMG Peat Marwick LLP as the independent auditors of the Company. On
May 1, 1997, the Company engaged Deloitte & Touche LLP to replace KPMG
Peat Marwick LLP. Pursuant to Item 304 of the Regulation S-B, the Company discloses the following information.

1.	KPMG Peat Marwick LLP was dismissed on May 1, 1997.

2.	The report prepared by KPMG Peat Marwick LLP on the consolidated financial statements of the Company for the fiscal years ended September 30, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

3.	The decision to dismiss KPMG Peat Marwick Llp was reccommended and approved by the Audit Committee of the Board of Directors.

4.	There were no disagreements with KPMG Peat Marwick LLP on any matter of accounting princoples or prectices, financial statement disclosure, auditing scope or procedure or any other matter requiring disclosure pursuant to Item 304 of Regulation S-B.

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

		The Form 8-K filed on May 21, 1997 regarding the change in our independent accountants is incorporated herein by reference.

SIGNATURES

	In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



	                                                 	FIRST GEORGIA HOLDING, INC.
                                                         	(Registrant)

                                                 	BY: HENRY S. BISHOP
                                                      -------------------
                                             							  Henry S. Bishop
                                             							  Chairman


                                          							Date: December 15, 1997
                                                       -----------------

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



Signatures                                Title                      Date
-------------                             -----                      ----

HENRY S. BISHOP                   Chairman and Director       December 15, 1997
Henry S. Bishop                (principal executive officer)

B.W. BOWIE
B.W.  Bowie                             Director              December 15, 1997

TERRY DRIGGERS
Terry Driggers                          Director              December 15, 1997

M. FRANK DeLOACH
M. Frank DeLoach                        Director              December 15, 1997


ROY K. HODNETT
Roy K. Hodnett                          Director              December 15, 1997

HUBERT W. LANG
Hubert W. Lang, Jr.                     Director              December 15, 1997

E. RAYMOND MOCK
E. Raymond Mock                         Director              December 15, 1997

JAMES D. MOORE
James D. Moore                          Director              December 15, 1997

D. LAMONT SHELL
D. Lamont Shell                         Director              December 15, 1997

G.F. COOLIDGE III                Chief Financial Officer
G.F. Coolidge III               (principal financial and
                                   accounting officer)        December 15, 1997

                              EXHIBIT INDEX

Exhibit No.                      Document                                 Page


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

  13                First Georgia Holding, Inc. 1997 Annual Report         45

  21                Subsidiaries of First Georgia Holding, Inc.
                    incorporated by reference to Exhibit 21.6 of the
                    Form 10-KSB for the year ended September 30, 1993
                    (the "1993 10-KSB)                                    N/A

  23                Consent of Deloitte & Touche LLP                       46

  24                A power of attorney is set forth
                    on the signature pages to this Form 10-KSB             41

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

                            PRESIDENT'S MESSAGE

                             Dear Stockholders:

	The year 1997 was a record one for our Company with unprecedented gains on earnings as well as significant gains in loans, deposits, and total assets. Because of these substantial gains in earnings, our capital also increased by a significant amount making our Company an even stronger financial entity. The consummation of the sale of First Federal Savings Bank to Nationsbank this past year also provided us with significant opportunities in 1997 as well as for the future. We believe that we are now situated as the premier community bank in Glynn County, and as such, will continue to enjoy growth in earnings and deposits.


	The strongest asset we have is our people. We have assembled the most capable, caring, and qualified staff of any financial institution in Southeast Georgia. These employees are committed to the common goal of giving the best personal service to our customers that is humanly possible. With this strong work ethic in place and the vibrant economy of Coastal Georgia, the opportunities we have are virtually endless.

	We look forward to 1998 with great optimism; and as always, thank you for your support and your business.


Sincerely,




Henry S. Bishop
Chairman

                       FIRST GEORGIA HOLDING, INC.
                        C O N S O L I D A T E D

                           F I N A N C I A L

                          S T A T E M E N T S
  September 30, 1997 and 1996 (With Independent Auditors' Report Thereon)

                      CONSOLIDATED BALANCE SHEETS
              First Georgia Holding, Inc. and subsidiary


Assets

                                                    September 30
                                                 --------------------------
                                                 1997               1996
                                                 --------------------------
Cash and cash equivalents                        $  2,985,350     2,956,328
Interest bearing deposits in other banks            1,523,777     2,954,350
Investment securities held to maturity,
fair value approximately   $9,692,000
and $10,209,000 at September 30, 1997
and 1996, respectively   (note 2)                   9,634,453    10,325,537
Loans receivable, net of allowance for loan
loss of $1,012,322 and $955,288 at September
30, 1997 and 1996, respectively
(notes 3 and 7)                                   137,864,633   122,431,469
Real estate owned                                     423,000        94,200
Federal Home Loan Bank stock, at cost (note 7)      1,160,300     1,575,700
Premises and equipment, net (note 4)                3,181,618     3,334,879
Accrued interest receivable (note 5)                  960,160       852,632
Intangible assets, net                              1,029,715     1,276,532
Deferred income taxes (note 9)                        157,004       238,167
Other assets                                          781,487       875,479
                                                  -------------------------
Total Assets                                     $159,701,497   146,915,273
                                                  =========================

Liabilities and Stockholders' Equity

Liabilities:
     Deposits (note 6)                           $129,889,936   121,554,457
     Federal Home Loan Bank advances (note 7)      14,350,000    11,100,000
     Other borrowed money                              -             92,000
     Accrued interest payable                         496,305       547,939
     Obligations under capital lease (note 10)        245,659       261,904
     Accrued expenses and other liabilities
     (note 9)                                       1,372,327     1,442,574
                                                  -------------------------
        Total liabilities                         146,354,227   134,998,874
                                                  -------------------------
Commitments and contingencies (notes 3 and 10)

Stockholders' Equity (notes 8 and 13):
    Common stock, $1.00 par value;  10,000,000
    shares authorized; 3,052,319 shares issued
    and outstanding at September 30,1997 and 1996   3,052,319     3,052,319
Additional paid-in capital                          4,223,197     4,223,197
Retained earnings                                   6,071,754     4,640,883
                                                  -------------------------
Total stockholders' equity                         13,347,270    11,916,399
                                                  -------------------------
Total Liabilities and Stockholders' Equity       $159,701,497   146,915,273
                                                  =========================
See accompanying notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF  OPERATIONS
               First Georgia Holding, Inc. and subsidiary


                                           Years Ended September 30,
                                         ----------------------------------
                                               1997        1996        1995
                                         ----------------------------------

Interest Income:
    Loans                               $11,975,499  10,986,155  10,871,713
    Mortgage-backed securities              314,956     321,798     211,136
    Investment securities                   295,467     377,934     295,873
    Other                                   198,010     108,029     247,615
                                         ----------------------------------
      Total interest income              12,783,932  11,793,916  11,626,337
                                         ----------------------------------
Interest Expense:
   Deposits (note 6)                      6,175,696   5,682,330   5,345,453
   Advances and other borrowings            763,159     867,052   1,061,904
                                         ----------------------------------
      Total interest expense              6,938,855   6,549,382   6,407,357
                                         ----------------------------------

Net interest income                       5,845,077   5,244,534   5,218,980
Provision for Loan Losses (note 3)          309,679      48,104     214,142
                                         ----------------------------------
Net interest income after provision
 for loan losses                          5,535,398   5,196,430   5,004,838
                                         ----------------------------------

Other Income:
 Loan fees                                  473,890     382,841     451,199
 Deposit service charges                    689,152     555,174     601,059
 Gain on sale of branch (note 11)           433,760       -         122,043
 Other operating income                      45,917      65,882      94,515
                                         ----------------------------------
Total other income                        1,642,719   1,003,897   1,268,816
                                         ----------------------------------
Other Expenses:
 Salaries and employee benefits           2,324,280   1,986,763   1,932,837
 Net occupancy expense                    1,064,499     952,724     904,659
 Amortization of intangibles                119,625     131,736     143,304
 Federal insurance premiums                 111,267     254,944     281,033
 SAIF special assessment                      -         727,704        -
 Other operating expenses                 1,126,320   1,020,704     962,418
                                         ----------------------------------
Total other expenses                      4,745,991   5,074,575   4,224,251
                                         ----------------------------------

Income before income taxes                2,432,126   1,125,752   2,049,403
Income Tax Expense (note 9)                 838,461     364,386     772,315
                                         ----------------------------------
Net Income                              $ 1,593,665     761,366   1,277,088
                                         ==================================

Net income per share and common share
 equivalent (note 14)                   $      0.48        0.23        0.42
Weighted average common shares
 outstanding and common share
 equivalents                              3,354,499   3,250,772   3,065,851
                                         ----------------------------------

See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                First Georgia Holding, Inc. and subsidiary






                          Years Ended September 30, 1997, 1996, and 1995
                       ----------------------------------------------------
                                          Additional
                         Common Stock   Paid-in Capital    Retained
                                                           Earnings    Total
                       ----------------------------------------------------

Balance,
September 30, 1994    $     1,989,962    5,122,843   2,814,691   9,927,496


Three for two stock
split effected as a
50% stock dividend
in 1997 (fractional
shares paid in cash)         994,857      (994,154)      -             703
                      -----------------------------------------------------

Balance,
September 30, 1994,
as adjusted               2,984,819      4,128,689    2,814,691  9,928,199
Net income                   -              -         1,277,088  1,277,088
Cash dividends, $.027
per share                    -              -           (79,598)   (79,598)
                      -----------------------------------------------------
Balance,
 September 30, 1995       2,984,819      4,128,689    4,012,181 11,125,689
Exercise of stock
 options                     67,500         17,625        -         85,125
Income tax benefit
 resulting from exercise
 of stock options             -             76,883        -         76,883
Net income                    -               -         761,366    761,366
Cash dividends,$.045
 per share                    -               -        (132,664)  (132,664)
                      -----------------------------------------------------
Balance,
 September 30, 1996      3,052,319       4,223,197    4,640,883 11,916,399
Cash dividends,
 $0.053 per share             -               -        (162,794)  (162,794)
Net income                                            1,593,665  1,593,665
                      -----------------------------------------------------
Balance,
 September 30, 1997  $   3,052,319       4,223,197    6,071,754 13,347,270
                      =====================================================

See accompanying notes to consolidated financial statements.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 First Georgia Holding, Inc. and subsidiary



                                              Years Ended September 30,
                                      -------------------------------------
                                       1997          1996          1995
                                      -------------------------------------
Operating Activities
 Net income                          $   1,593,665    761,366    1,277,088
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Provision for loan losses                 309,679     48,104      214,142
 Depreciation and amortization,
 net of accretion                          418,988    381,871      425,849
 Amortization of intangibles               119,625    131,736      143,304
 Amortization of net deferred loan
 costs (fees)                               (1,230)    24,672     (106,755)
 Gain on sale of branch                   (433,760)     -         (122,043)
 (Gain) loss on sale of real estate
 owned                                     (19,837)      (505)      17,969
 Deferred income tax (benefit) expense      81,163   (287,279)      29,959
 Increase  in accrued interest receivable (107,528)  (101,524)     (20,244)
 Decrease (increase)  in other assets       93,992    154,407     (205,076)
 (Decrease) increase in advance payments
 by borrowers for property taxes
 and insurance                             (20,078)   (29,619)       8,237
 Increase (decrease)in accrued
 expenses and other liabilities            (85,156)  (666,983)     364,447
                                       ------------------------------------
 Net cash provided by operating
 activities                              1,949,523    416,246    2,026,877
                                       ------------------------------------
Investing Activities
 Principal payments received on
 mortgage-backed securities              506,640      478,221      311,364
 Maturities of investment securities   4,300,000      100,000    1,000,000
 Purchase of investment securities    (4,114,829)  (1,721,563)  (3,030,598)
 Loan originations, net of
 principal repayments                (16,277,228) (12,375,532)  (1,575,594)
 Purchase of premises and equipment     (513,544)    (329,760)    (260,405)
 Proceeds from sale of real estate
 owned                                   219,837      416,159    1,380,599
 Proceeds from sale of premises
 and equipment                             -            -           21,008
 Proceeds from redemption of
 FHLB stock                              415,400        -             -
                                     ---------------------------------------
Net cash used in investing activities(15,463,724) (13,432,475)  (2,153,626)
                                     ---------------------------------------

                                         1997          1996            1995
                                     ---------------------------------------
Financing Activities
 Net increase in deposits           $ 14,690,319   15,026,768    9,780,378
 Net liabilities of branch
 assumed by purchaser,
 net of gain                          (5,573,578)      -        (2,868,419)
 Repayments of other borrowed money      (92,000)    (100,000)  (1,048,000)
 Proceeds from FHLB advances          14,500,000   19,600,000    4,000,000
 Repayment of FHLB advances          (11,250,000) (20,448,000)  (8,800,000)
 Net proceeds from exercise of
 stock options                            -            85,125        -
 Dividends paid                         (162,091)    (132,664)     (79,598)
                                     ---------------------------------------

 Net cash provided by financing
 activities                           12,112,650   14,031,229      984,361
                                     ---------------------------------------
 (Decrease) increase in cash
 and cash equivalents                 (1,401,551)   1,015,000      857,612

 Cash and cash equivalents at
 beginning of year                     5,910,678    4,895,678    4,038,066
                                      -------------------------------------

 Cash and cash equivalents at
 end of year                         $ 4,509,127    5,910,678    4,895,678
                                     ======================================

Supplemental disclosure of cash paid
 during year for:
    Interest                         $ 6,990,000    6,529,000    6,252,000
    Income taxes                     $   622,000      828,000      538,000

Supplemental disclosure of non-cash activities:

    Loans receivable of approximately $645,000, $478,000, and $1,365,000 were transferred to real estate owned during the years ended September 30, 1997, 1996, and 1995, respectively.

    No sales of real estate owned were financed by the Bank for September 30, 1997. Sales of real estate owned totaling approximately $173,000
and $127,000 for the years ended September 30, 	1996 and 1995,
respectively, were financed by the Bank.


See accompanying notes to consolidated financial statements.

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

(b)  Investment Securities Held to Maturity
The Company has classified all its investments in securities as held to maturity based upon positive intent and ability to hold those securities until maturity.

Held to maturity securities are recorded at amortized cost adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related investment security using a method which approximates level yield. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates the interest method, over the remaining lives of the securities taking into consideration assumed prepayment patterns.

(c)  Loans  and the Allowance for Loan Losses
Loans are reported at principal amounts outstanding, less unearned income and the allowance for loan losses. Interest income on loans is recognized on a level-yield basis.

Loans are placed on a nonaccrual basis when reasonable doubt exists as to the full, timely collection of interest and principal or they become contractually in default for 90 days or more as to either interest or principal unless they are both well secured and in the process of collection.

Additions to the allowance for loan losses are charged to operations based upon management's evaluation of the potential losses in its loan portfolio. This evaluation considers the estimated value of the underlying collateral and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank's impaired loans include nonaccrual loans, troubled debt restructurings, and large loans more than 90 days delinquent in which full payment of principal and interest is not expected. Cash receipts on impaired loans are used to reduce principal balances.
Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses.
Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or at either the loan's observable market price or the fair value of the collateral. Adjustment to impairment losses due to changes in the fair value of an impaired loan's underlying collateral are included in the provision for losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a chargeoff to the allowance for loan losses.

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

(e)  Real Estate Owned
Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is reported at lower of cost or fair value, adjusted for estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recorded as a loan loss. Gain or loss on sale and any subsequent permanent decline in fair value is recorded in income.

(f) Federal Home Loan Bank Stock
Investment in stock of a Federal Home Loan Bank is carried at cost and is required of those institutions who utilize its services. No ready market exists for the stock, and it has no quoted value.

(g)  Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

(h) Intangible Assets
Intangible assets consist of core deposit premiums and cost in excess of net assets acquired resulting from the Company's branch acquisitions in 1987. Such amounts are amortized using the straight-line method over the estimated life (19 years) of the customer deposit base. The Company writes off the unamortized balance of the intangible assets upon the disposition of the related branches. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In the event that facts and circumstances indicate that the carrying value of the intangible asset may be impaired, an evaluation of their recoverability would be performed and any resulting impairment loss recorded.

(i)  Income Taxes
The Company files consolidated income tax returns with its subsidiary.

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


(j) Cash and Cash Equivalents
For the purposes of the statement of cash flows, the Company considers cash on hand and in banks and investments with a maturity of ninety days or less, at purchase, to be cash equivalents.


(k) Reclassifications
Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the presentation adopted in 1997.

(l) Recent Accounting Pronouncements
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets. The implementation of SFAS 121 did not materially impact the Company's financial position or results of operations because the Company periodically evaluates its assets for impairment using independent appraisals, cash flow analyses and other relevant information. The Company has not experienced any significant impairment losses.

In October 1995, Statement of Financial Accounting Standards No. 123 (SFAS
123), Accounting for Stock-Based Compensation was issued. SFAS 123 established a fair value method of accounting for stock based compensation plans. SFAS 123 allows companies to either measure stock based compensation using the fair value method, or to continue to apply existing accounting standards and include footnote disclosure of pro forma net income and earnings per share calculated as if the fair value had been applied. Stock options outstanding at September 30, 1996 are not subject to the requirements of SFAS 123 since the option grant date is prior to the effective date of the pro forma disclosure. The Company expects to continue to apply existing accounting standards for stock based compensation and to include disclosure required by SFAS 123 for stock options granted in the future.

Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), was issued in February 1997 and is effective for the Company for the quarter ending December 31, 1997. SFAS 128 requires presentation of earnings per share based on a basic computation and a diluted computation. The basic computation divides net income by only the weighted average number of common shares outstanding for the year and the diluted computation gives effect to all dilutive potential common shares that were outstanding during the year. Had the Company used the provisions of SFAS 128 in computing earnings per share for the year ended September 30, 1997, the Company would have reported basic earnings per share of $0.52 and diluted earnings per share of $0.48.

Statement of Financial Accounting Standards No. 130, Reporting
Comprehensive Income (SFAS 130) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect any material changes to its current reporting format in response to SFAS 130.

Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related information (SFAS 131) was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS 131 establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not expect any significant changes to its current reporting format in response to SFAS 131.


(2)  Investment Securities Held to Maturity
Investment securities held to maturity consist of the following:

                       Amortized      Unrealized   Unrealized
                         Cost           Gains        Losses     Fair Value
                      -----------------------------------------------------

September 30, 1997:

 U.S. Government
 agencies            $  1,500,000        -           28,191     1,471,809
 Mortgage-backed
 securities and SBA's   7,314,453       89,112         -        7,403,565
 State and municipal      570,000        -            3,517       566,483
 Corporate bonds          250,000        -             -          250,000
                      ----------------------------------------------------
                     $  9,634,453       89,112       31,708     9,691,857
                      ====================================================

September 30, 1996:

 U.S. Government
 agencies            $  5,500,683        3,107       80,131     5,423,659
 Mortgage-backed
 securities and SBA's   3,704,854       64,441       81,000     3,688,295
 State and municipal      870,000          -          3,210       866,790
 Corporate bonds          250,000          -         20,000       230,000
                      ----------------------------------------------------
                     $ 10,325,537       67,548      184,341    10,208,744
                      ====================================================

A summary of investment and mortgage-backed securities by maturity as of September 30, 1997 are shown below. The entire principal amount of mortgage-backed securities is shown in the year of contractual maturity. Expected maturities will differ from the maturities shown because borrowers have the right to prepay obligations without prepayment penalties, and principal is paid down over the contractual life of the mortgage-backed securities.


                                            Amortized Cost    Fair Value
                                          ----------------------------------
Within 1 year                            $   1,600,000        1,571,606
After 1 year through 5 years                   480,611          484,125
After 5 years through 10 years               1,102,271        1,113,487
After 10 years                               6,451,571        6,522,639
                                          ----------------------------------
                                         $   9,634,453        9,691,857
                                          ==================================

The Company did not sell any investments during 1997, 1996,  or 1995.


At September 30, 1997 and 1996, the Company had pledged approximately $7,735,000 and $8,245,000, respectively, of its securities to government and municipal depositors.

(3)  Loans Receivable
Loans receivable at September 30, are summarized as follows:




                                                  1997              1996
                                             ------------------------------
Real estate mortgage loans                  $  102,419,019      94,679,525
Real estate construction loans                  16,996,563      11,417,553
Consumer loans                                  10,383,515       9,447,481
Commercial and other loans                       9,137,932       7,891,541
                                              -----------------------------

                                               138,937,029     123,436,100

Less:

Deferred loan origination fees and costs - net     (12,921)         17,264
Unearned interest income                            72,995          32,079
Allowance for loan losses                        1,012,322         955,288
                                              -----------------------------
                                             $ 137,864,633     122,431,469
                                              =============================

An analysis of the activity in the allowance for loan losses is as follows:


                                      1997            1996             1995
                                    ----------------------------------------
Balance at beginning of year       $     955,288      1,003,569      983,058
Provision for loan losses                309,679         48,104      214,142
Recoveries                                95,571        112,901       84,482
Chargeoffs                              (348,216)      (209,286)    (278,113)
                                    ----------------------------------------
Balance at end of year             $   1,012,322        955,288    1,003,569
                                    ========================================

As of September 30, 1997 and 1996, outstanding loan commitments, exclusive of the undisbursed portion of loans in process amounted to approximately $243,000 and $142,000 respectively, with variable interest rates and approximately $316,000 and $739,000, respectively, in fixed interest rates. The Bank is also committed to extend standby letters of credit amounting to approximately $636,000 and $622,000, respectively, at September 30, 1997 and 1996. In addition, customers of the Bank have the ability to borrow approximately $954,000 and $992,000, respectively at September 30, 1997 and 1996, under existing credit card agreements. It is the opinion of management that such commitments do not involve more than the normal risk of loss.

At September 30, 1997 and 1996, the Bank had nonaccrual loans aggregating approximately $1,959,000 and $1,951,000, respectively. The effects of carrying nonaccrual loans during 1997, 1996, and 1995 resulted in a reduction of interest income of approximately $49,000, $93,000, and $91,000, respectively.

Impaired loans totalled approximately $366,000 and $447,000 at September 30, 1997 and 1996, respectively. Based upon the fair value of the related collateral there is no specific allowance required on these impaired loans. The interest income recognized on impaired loans for the years ended September 30, 1997 and 1996 was approximately $8,000 and $17,000, which was recorded on a cash basis.

At September 30, 1997 and 1996, the Bank had no loans held for sale.

The Bank has direct and indirect loans outstanding to certain directors and executive officers. All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 1997:

Balance at September 30, 1996            $            5,462,436

Repayments                                           (6,712,607)

New borrowings                                        6,289,703
                                          -------------------------
Balance at September 30, 1997            $            5,039,532
                                          =========================

As of September 30, 1997, 1996, and 1995, the Bank was servicing loans for others aggregating approximately $2,308,000, $2,003,000, and $7,346,000, respectively.

(4)  Premises and Equipment
Premises and equipment at September 30 are summarized as follows:

                                             1997                     1996
                                            --------------------------------
Land                                       $    641,681            730,464
Buildings and improvements                    2,008,109          2,144,940
Building under capital lease                    401,931            372,902
Leasehold improvements                          197,674            177,851
Construction in process                          86,427               -
Furniture, equipment, and automobiles         2,547,004          2,276,280
                                            -------------------------------
                                              5,882,826          5,702,437
Less accumulated depreciation and
amortization                                  2,701,208          2,367,558
                                            -------------------------------
Premises and equipment, net                $  3,181,618          3,334,879
                                            ===============================

(5)  Accrued Interest Receivable
Accrued interest receivable at September 30 is summarized as follows:

                                                    1997          1996
                                             -----------------------------
Loans                                       $     887,325         768,080
Investment securities                              16,845          51,913
Mortgage-backed securities                         55,991          32,639
                                             -----------------------------
                                            $     960,161         852,632
                                             =============================

(6)  Deposits
Deposits are summarized at September 30 as follows:

                                  1997                           1996
                         -------------------------------------------------
                                       Weighted                  Weighted
                                        Average                   Average
                         Balance         Rate       Balance        Rate
                         ------------------------------------------------

Non-interest demand
deposits                $  5,992,232        -         6,266,901        -
Negotiable orders of
withdrawal                11,429,277        1.25%    11,598,046       1.25%
Money market deposit
accounts                   4,756,047        2.35%     2,410,008       2.35%
Savings deposits           4,319,817        2.30%     4,564,993       2.30%
Certificates of deposits:
   Certificates less than
   $100,000              84,492,890         5.90%    78,416,333       6.12%
    Jumbo certificates   18,899,673         6.10%    18,298,176       4.48%
                        --------------------------------------------------
                       $129,889,936         4.97%   121,554,457       4.49%
                        ==================================================

Interest expense on deposits is summarized below:



                                          1997         1996          1995
                                  -----------------------------------------

Negotiable orders of withdrawal  $       142,967       219,520     329,557
Money market deposit accounts             73,629        60,966      86,840
Savings deposits                          96,646       108,398     132,734
Certificates deposits:
   Certificates less than $100,000     4,837,654     4,382,380   4,114,455
   Jumbo certificates                  1,049,195       930,813     710,217
Less:
   Early withdrawal penalties             24,395        19,747      28,350
                                 ------------------------------------------
                                $      6,175,696      5,682,330  5,345,453
                                 ==========================================

At September 30, 1997, the rates on deposits were as follows:

	Negotiable orders of withdrawal		               1.25  %
	Money market deposit accounts		                 2.35
	Savings deposits			                             2.30
	Time deposits				                               2.75 - 6.25

As of September 30, 1997, and 1996, the Bank had no brokered deposits.

The amount and maturities of certificates of deposits at September 30, 1997 are as follows:

Year ending September 30,                 Amount
---------------------------             -----------------

        1998                           $  88,646,925
        1999                              10,168,031
        2000                               2,430,050
        2001                               1,262,357
        2002                                 866,040
     After 2002                               19,160
                                        ------------------
                                       $ 103,392,563
                                        ==================

(7)  Federal Home Loan Bank Advances
Advances from the Federal Home Loan Bank at September 30 are summarized as follows:

                                     1997                            1996
                                   ----------------------------------------

Due during year ending                     Weighted              Weighted
    September 30,                 Amount  Average Rate  Amount Average Rate
----------------------------------------------------------------------------

         1997                    $   -        -         4,000,000  7.08%

         1998                     7,750,000   5.90%     4,500,000  5.83%

         1999                     2,100,000   6.19%     2,100,000  6.19%

         2000                     3,000,000   6.77%         -        -

         2001                       500,000   7.90%       500,000  7.90%

         2002                     1,000,000   5.66%          -       -
                                 -----------------------------------------
                                $14,350,000   5.79%    11,100,000  6.44%
                                 =========================================

The Bank has the ability to borrow additional funds from the Federal Home Loan Bank. The advances and any future borrowings are collateralized by certain qualifying real estate loans under a security agreement with the Federal Home Loan Bank. Additionally, all stock of the Federal Home Loan Bank is pledged as collateral for the advances.

(8)  Stockholders' Equity and Regulatory Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practice. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires the Bank to maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total risk-based capital (as defined) of 8%. The Bank is also subject to prompt corrective action requirements set forth by the FDIC. The FDIC requires the Bank to maintain minimum total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the OTS, the Bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized," the Bank must maintain minimum tangible, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                              To Be Categorized
                                                               "Well Captalized"
                                           For Capital           Under Prompt
                               Actual   Adequacy Purposes    Corrective Action
                                        (For OTS Purposes)         Provisions
                      ----------------------------------------------------------
As of September 30, 1997  Amount   Ratio  Amount      Ratio    Amount   Ratio

Tangible Capital    $  12,216,000  7.70%  $2,379,000  1.50%      N/A     N/A
Core Capital           13,246,000  8.30%   6,385,000  4.00%      N/A     N/A
Total risk-based capital
 (to risk-weighted
  assets)              14,258,000 10.10%  11,295,000  8.00% $14,118,000 10.00%
Tier 1 risk-based
 capital (to risk-
 weighted assets)      13,246,000  9.38%      N/A      N/A    8,471,000  6.00%
Tier 1 leverage
 capital (to
 average assets)       13,246,000  8.64%      N/A      N/A    7,666,000  5.00%



                                                               To Be Categorized
                                                             "Well Capitalized"
                                                                 Under Prompt
                                               For Captial    Corrective Action
                           Actual           Adequacy Purposes     Provisions
                                            (For OTS Purposes)
                     -----------------------------------------------------------
As of
 September 30, 1996    Amount      Ratio  Amount     Ratio   Amount   Ratio
 -----------------------------------------------------------------------------

Tangible Capital    $ 10,619,000  7.31%  $  2,180,000  1.50%   N/A     N/A
Core Capital          11,896,000  8.12%     5,863,000  4.00%   N/A     N/A
Total risk-based
 capital (to risk-
 weighted assets)     12,851,000  10.51%    9,780,000  8.00% $12,225,000 10.00%
Tier 1 risk-based
 capital (to risk-
 weighted assets)     11,896,000   9.73%       N/A      N/A    7,335,000  6.00%
Tier 1 leverage
 capital (to
 average assets)     11,896,000   8.54%       N/A      N/A    6,961,000  5.00%

The following is a reconciliation of capital for the Bank under generally accepted accounting principles (GAAP) to regulatory capital:





As of September 30, 1997      Tangible            Core          Risk-Based
                               Capital            Captial         Capital
                          --------------------------------------------------

GAAP capital             $ 13,246,000         13,246,000        13,246,000

General allowance for
loan losses                   -                   -              1,012,000

Intangible assets          (1,030,000)            -                  -
                          --------------------------------------------------
Regulatory capital         12,216,000         13,246,000         14,258,000

Minimum capital requirement 2,379,000          6,385,000         11,295,000
                          --------------------------------------------------
Regulatory capital
 excess                  $  9,837,000          6,861,000          2,963,000
                          ==================================================

As of September 30, 1996

GAAP capital             $ 11,896,000         11,896,000         11,896,000

General  allowance for
loan losses                   -                   -                 955,000

Intangible assets          (1,277,000)            -                    -
                          --------------------------------------------------
Regulatory capital         10,619,000         11,896,000         12,851,000

Minimum capital requirement 2,180,000          5,863,000          9,780,000
                           -------------------------------------------------
Regulatory capital excess $ 8,439,000          6,033,000          3,071,000

(9) Income Taxes
The components of income tax expense (benefit) are as follows:

                              1997             1996                1995
                           --------------------------------------------------

Federal: Current          $   733,530         651,665             742,356
         Deferred              68,334        (287,279)             29,959
                           --------------------------------------------------
                              801,864         364,386             772,315

State: Current                 23,768           -                    -
       Deferred                12,829           -                    -
                           --------------------------------------------------
                               36,597           -                    -
                           --------------------------------------------------
                          $   838,461         364,386             772,315
                           ==================================================


The difference between the actual provision for income taxes and income taxes computed at the Federal statutory rate of 34% is as follows:




                                1997            1996              1995
                            -----------------------------------------------

Federal taxes at statutory
 rate                      $  826,923           382,756           696,797
Increase (decrease)
 resulting from:
  State income taxes, net      24,155             -                  -
  Amortization of intangibles   9,530            12,534            10,574
  Tax exempt income            (7,328)           (7,957)           (8,298)
  Other, net                  (14,819)          (22,947)           73,242
                            -----------------------------------------------
                           $  838,461           364,386           772,315
                            ===============================================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1997 and 1996 are presented below:

                                                1997                1996
                                   -------------------------------------------

Deferred tax assets:
 Allowance for loan losses        $        295,143                 267,021
 Deferred loan fees                           -                      6,553
 Property cost basis differences            32,239                     -
 Accrued liability                          26,572                     -
 SAIF assessment accrual                      -                    276,237
                                   ------------------------------------------

 Total gross deferred tax assets           353,954                 549,811
                                   ------------------------------------------

 Less valuation allowance                     -                      -
                                   ------------------------------------------

 Net deferred tax assets                  353,954                  549,811
                                   ------------------------------------------


Deferred tax liabilities:

 Depreciation                              15,037                   71,265
 FHLB stock dividend                      177,008                  240,379
 Deferred loan fees                         4,905                     -
                                   ------------------------------------------
 Total deferred tax liabilities           196,950                  311,644
                                   ------------------------------------------

 Net deferred tax assets          $       157,004                  238,167
                                   ==========================================

Prior to January 1, 1996, under the Internal Revenue Code ("Code") the
Company was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Company to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deductions or actual loss experience. Retained earnings at September 30, 1997 include approximately $248,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

(10)  Leases
On September 28, 1987, the Bank entered into a sale-leaseback of one of its branches. The facility has been capitalized and the related obligation is recorded in other liabilities in the accompanying financial statements based on the present value of future minimum lease payments. The lease term expires August 28, 2007. Premises and equipment includes buildings under capital leases of $401,931 and accumulated amortization of $182,557 and $163,428 at September 30, 1997 and 1996, respectively.

The present value of future minimum capital lease payments as of September 30, 1997, are:


Year ending September 30,




1998                                      $   39,348

1999                                          39,348

2000                                          39,348

2001                                          39,348

2002                                          39,348

2003 and later years                         196,740
                                          -----------
    Total minimum lease payments             393,480

    Less amount representing interest at 10% 147,821
                                           ----------
    Present value of future minimum
     capital lease payments               $  245,659
                                           =========

The Bank is obligated under various noncancelable operating leases, primarily for operating facilities that expire over the next fifteen years. The future minimum lease payments under these operating leases as of September 30, 1997 are as follows:


Year ending September 30,

1998                             $     25,000

1999                                   25,000

2000                                   25,000

2001                                   25,000

2002                                      685
                                  ------------
Total future minimum lease
 payments                        $    100,685
                                  ===========

Total rent expense was approximately $109,000, $75,000, and $16,000 for the years ended September 30, 1997, 1996, and 1995, respectively.


(11) Sale of Branch
Effective March 7, 1997, the Bank completed the sale of its Hinesville branch, which had deposits of $6,354,840 and net premises and equipment of $162,099. This transaction resulted in a gain of $433,760 which is reported separately in the accompanying consolidated statement of operations.

(12) Employee Benefit Plans
Effective October 1, 1992, the Company adopted a 401(k) Profit Sharing Plan, (the Plan) which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 3% of an employee's salary. The Company contributed $29,481, $27,376, and $28,852 to the Plan in 1997, 1996, and 1995, respectively.

Effective September 30, 1995, the Company adopted an Employee Stock
Purchase Plan which covers substantially all of its employees. Employees pay 85% of the price at which the Company buys its stock in the open market.
During 1997 and 1996, approximately 5,710 shares and 6,500 shares, respectively, were purchased by employees. As a result of such employee stock purchases, the Company incurred employee benefits expense of approximately $9,000 and $11,000 for the years ended September 30, 1997 and 1996, respectively.

(13)  Stock Option Plan
The Company has a nonqualified Stock Option Plan (the Option Plan).   The
Company has reserved 456,408 shares of common stock for issuance under the Option Plan. The following is a summary of activity in the Option Plan for the periods indicated.

Such amounts have been adjusted to reflect 50% stock dividends accounted for as 3 for 2 stock splits declared in each of fiscal 1997 and 1996.

                                            1997          1996          1995
                                      ---------------------------------------
Options outstanding at beginning
 of period                               456,408         523,908      231,408
Options granted                             -               -         292,500
Options cancelled                           -               -            -
Options exercised                           -            (67,500)        -
                                      ---------------------------------------
Options outstanding at end of period     456,408         456,408      523,908
                                      =======================================

Option prices per share:

Options granted during period               -              -      $2.89 - 3.18
Options canceled                            -              -          -
Options exercised                           -        $0.96 - 1.63     -
Options outstanding at end of period   $1.48 - 3.18  $1.48 - 3.18 $0.96 - 1.63


All options issued are exercisable.

(14)  Net Income Per Share
Net income per share is based on weighted average shares and share equivalents of 3,354,499, 3,250,772, and 3,065,851 during the years ended September 30, 1997, 1996 and 1995, respectively. The dilutive effect of stock options has been considered in the computation of equivalent shares. Net income per share and weighted average shares and equivalent shares outstanding have been retroactively restated to reflect the 50% stock dividends accounted for as 3 for 2 stock splits that occurred during each of fiscal 1997 and 1996.

(15)  Condensed Financial Information of First Georgia Holding, Inc. (Parent
Only)
First Georgia Holding, Inc., was organized December 16, 1987. The following represents parent company only condensed financial information.


                                               September 30,
Condensed Balance Sheets                   1997                     1996
                                         ---------------------------------

Assets
Cash                                    $    24,617                34,447
Other assets                                 76,883                76,883
Investment in subsidiary                 13,245,770            11,897,069
                                         ----------------------------------
Total assets                            $13,347,270            12,008,399
                                         ==================================

Liabilities and Stockholders' Equity

Liabilities

Other borrowed money                   $    -                      92,000
Stockholders' Equity
Common stock                             3,052,319              3,052,319
Additional paid-in capital               4,223,197              4,223,197
Retained earnings                        6,071,754              4,640,883
                                        ----------------------------------
Total liabilities and stockholders'
 equity                                $13,347,270             12,008,399
                                        ==================================

                                               Years Ended September 30,
                                       ----------------------------------
Condensed Statements of Operations       1997         1996          1995
                                       ----------------------------------
Dividends from Bank                   $  260,222    194,000      215,000
Expenses                                 (15,258)   (19,500)     (27,807)
Income before equity in undistributed  ----------------------------------
 income of Bank                          244,964    174,500      187,183

Equity in undistributed income of Bank 1,348,701    586,866    1,089,895
                                      -----------------------------------
Net Income                           $ 1,593,665    761,366    1,277,088
                                      ===================================

(15)  Condensed Financial Information of First Georgia Holding, Inc. (Parent
Only)

                                                Year ended September 30,


Condensed Statements of Cash Flows     1997         1996          1995
                                   ----------------------------------------

Operating Activities:
 Net income                       $   1,593,665   761,366      1,277,088
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
 Equity in undistributed income
  of Bank                            (1,348,701) (586,867)    (1,089,895)
 Decrease in accounts payable            -           -           (79,725)
                                  ----------------------------------------
 Net cash provided by operating
  activities                            244,964   174,499        107,468
                                  ----------------------------------------

Financing Activities:
 Dividends paid on common stock        (162,794) (132,664)       (79,598)
 Net proceeds from exercise of
  stock options                           -        85,125           -
Repayments of other borrowed money      (92,000) (100,000)       (48,000)
                                 -----------------------------------------
Net cash used in financing
 activities                            (254,794) (147,539)      (127,598)
                                 -----------------------------------------

Increase (decrease) in cash
 and cash equivalents                    (9,830)   26,960        (20,130)
Cash and cash equivalents at
 beginning of year                       34,447     7,486         27,616
                                 -----------------------------------------
Cash and cash equivalents
 at end of year                 $        24,617    34,446          7,486
                                 =========================================

The primary source of funds available to the Company to pay shareholder dividends and other expenses is dividends from its Bank. Regulatory agencies impose restrictions on the amounts of dividends that may be declared by the Bank and requires maintenance of minimum capital amounts. At September
30, 1997, approximately $1,749,000 of retained earnings were available for dividend declaration without prior regulatory approval.

 (16)  Commitments and Contingencies
The Bank is involved in a claim arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Bank's or the Company's financial position or results of operations.

(17) Fair Value of Financial Instruments
SFAS 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.
Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Loans: For variable-rate loans that reprice frequently and are of normal credit risk, fair values are considered to approximate carrying values. The fair values for all other loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments are based on a comparison with terms, including interest rate and commitment periods currently being offered in similar agreements, taking into account credit worthiness of the counter parties. The carrying and fair values of off-balance-sheet instruments at September 30, 1997, are the same based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

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

The following is a summary of the Company's financial instruments at September 30, 1997 and 1996:

                                   1997                            1996
                         -------------------------  -----------------------
                          Carrying     Estimated       Carrying   Estimated
                           Value       Fair Value        Value    Fair Value

Assets

Cash and due from banks  $ 2,985,000   2,985,000      2,956,000   2,956,000
                          -----------------------     ---------------------
Interest bearing deposits
 in other financial
 institutions              1,524,000   1,524,000      2,954,000   2,954,000
                          -----------------------   -----------------------
Investment securities      9,635,000   9,692,000     10,326,000  10,209,000
                          -----------------------   -----------------------
Loans                    137,865,000 137,315,000    122,431,000 125,115,000
                        -------------------------   -----------------------

Liabilities

 Deposits:

 Noninterest bearing       5,992,000   5,992,000      6,267,000   6,267,000
                        -------------------------  ------------------------
 Interest bearing demand
  and savings             20,516,000  20,516,000     18,573,000  18,573,000
                        -------------------------  ------------------------
 Time certificates      103,393,000  103,997,000     96,715,000  97,988,000
                        -------------------------  ------------------------
 Federal Home Loan Bank
  advances               14,350,000   14,431,000     11,100,000  11,084,000
                        -------------------------  ------------------------
  Other borrowed money       -           -               92,000      92,000
                        ---------------------------------------------------

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders

First Georgia Holding, Inc.

Brunswick, Georgia

We have audited the accompanying consolidated balance sheet of First Georgia Holding, Inc. and subsidiary as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company for the years ended September 30, 1996 and 1995 were audited by other auditors whose report, dated November 1, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements present fairly, in all material respects, the financial position of First Georgia Holding, Inc. and subsidiary at September 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Jacksonville, Florida
November 14, 1997

SELECTED FINANCIAL AND OTHER DATA
First Georgia Holding, Inc.

Selected consolidated financial data is presented below as of and for each of the years in the five-year period ended September 30, 1997.

(Dollars in thousands, except per share data)


                                   September 30,
                    ------------------------------------------------------
                        1997      1996        1995      1994        1993
                    ------------------------------------------------------

Balance
Sheet
Data:
Total
 Assets            $   159,699    146,915    132,742    133,870    133,105
Loans receivable,
 net               $   137,865    122,431    110,432    113,579    113,420
Total Investments  $     9,635     10,326      9,181      7,511      7,070
Deposits           $   129,890    121,554    106,528    103,407    106,736
Borrowings         $    14,350     11,192     12,140     17,988     15,748
Stockholders'
 equity            $    13,347     11,916     11,125      9,927      8,899
Book value per
 share             $      4.37       3.90       3.73       3.33       3.00
Number of shares
 outstanding         3,052,319  3,052,319  2,984,819  2,984,819  2,968,068


                                               Years  Ended September 30,
                              ---------------------------------------------
Income Statement Data:        1997       1996       1995      1994     1993
                              ---------------------------------------------
Interest income              $ 12,784   11,794     11,626   10,213   10,807
Interest expense                6,939    6,549      6,407    5,544    6,039
                              ---------------------------------------------
Net interest income             5,845    5,245      5,219    4,669    4,768
Provision for loan losses         310       48        214       39      171
Other Income                    1,619    1,004      1,268    1,198    1,051
Other expense                   4,722    4,347      4,224    4,241    4,551
SAIF special assessment           -        727        -        -        -
                              ---------------------------------------------
Income before taxes             2,432    1,127      2,049    1,587    1,097
Income tax expense                838      364        772      525      435
                              ---------------------------------------------
Income before cumulative
 effect of a change in
 accounting principle           1,594      763      1,277    1,062      662
Cumulative effect of a
 change in accounting
 principle                        -         -         -        -        216
                              ---------------------------------------------
Net Income                   $  1,594      763      1,277    1,062      878
                              =============================================
Income per share before
 cumulative effect of a
 change in accounting
 principle                   $   0.48     0.23       0.42     0.35     0.22
Cumulative effect of a
 change in accounting
 principle                        -        -          -         -      0.08
                              ---------------------------------------------
Net Income per share         $   0.48     0.23       0.42     0.35     0.30
                              =============================================


                                     At or For Years  Ended September 30,
                              ---------------------------------------------
Other Data:                    1997      1996       1995      1994    1993
                              ---------------------------------------------
Net income to average assets   1.04%     0.87%      0.95%     0.79%    0.64%
Net income to average equity  12.55%    10.32%     11.88%    11.04%   10.36%
Average equity to average
 assets                        8.28%     8.40%      8.01%     7.41%    6.53%
Number of full-service offices    7         8          6         7        7

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

The Company has begun an internal evaluation of the Company's computer information systems and has identified the systems which will require program modifications or new software installations in order to be "Year 2000" compliant. The Company expects to incur costs over the next three years as the Company addresses these problems. Costs to modify existing information systems to be Year 2000 compliant will be expensed as incurred and costs related to new software or hardware installation will be capitalized.

Capital Resources
The following is a reconciliation at September 30, 1997 of the Bank's capital under generally accepted accounting principles to regulatory capital.


First Georgia Bank

Stockholders' Equity               $  13,246,000
Less:
   Intangible Assets                   1,030,000
                                    -------------
   Tangible Capital                   12,216,000
Plus:                               -------------
   Qualifying intangible assets        1,030,000
                                    -------------
   Core Capital                       13,246,000
                                    -------------
Plus:
   General allowance for loan losses   1,012,000
                                    -------------
   Risk-based Capital              $  14,258,000
                                    =============

Current regulations require financial institutions to have minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8.0%. The minimum core capital or leverage ratio also may be increased by the Office of Thrift Supervision (the OTS) based on its assessment of the institution's risk management systems and the level of overall risk in the individual institution. At September 30, 1997, the Bank was in compliance with its minimum capital requirements.

The Bank's regulatory capital and the required minimum amounts, at September 30, 1997, are summarized in the following table.

                                       Required Minimum
                      Bank Capital          Amount        Excess(Deficiency)
                      ------------     -----------------  ------------------
                       %      $           %       $          %       $
                      -----  -----     -----  ----------  -------  ---------
Tangible Capital      7.70  12,216,000 1.50   2,379,000    6.20    9,837,000

Core Capital          8.30  13,246,000 4.00   6,385,000    4.30    6,861,000

Risk-Based Capital   10.10  14,258,000 8.00  11,295,000    2.10    2,963,000

As of September 30, 1997, the Bank exceeded all the required minimum capital amounts as demonstrated by the chart above. The Bank had strong earnings during the year which helped to strengthen its capital position.

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

At September 30, 1997, the Bank's total risk-based ratio, tier 1 risk-based ratio and leverage ratio were 10.10%,9.38%, and 8.64%, respectively, placing the Bank in the well capitalized category under FDICIA for each ratio.

Liquidity
First Georgia has traditionally maintained levels of liquidity in excess of levels required by regulatory authorities. As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments in an amount equal to a monthly average of 5% of withdrawable savings and short term borrowings. The Bank's liquidity level was 4.38% and 3.94% at September 30, 1997 and 1996, respectively.

The Bank's operational needs, demand for loan disbursements and savings withdrawals can be met by loan principal and interest payments, new deposits and excess liquid assets. While significant loan demand, deposit withdrawal, increased delinquencies and increased foreclosed properties could alter this condition, the Bank has sufficient borrowing capacity through Federal Home Loan Bank advances and other short term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for fiscal 1998.

Asset/Liability Management
First Georgia has implemented a program of asset/liability management to limit the Bank's vulnerability to material and prolonged increases in interest rates (interest rate risk). The principal determinant of the exposure of the Bank's earnings to interest rate risk is the difference in the time between interest rate adjustments or maturities on interest-earning assets and interest rate adjustments or maturities of interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and if the interest rates earned on its assets and paid on its liabilities moved concurrently, which is not the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The
Bank's asset/liability management policy seeks to increase the adjustability of the interest rates earned on its assets and paid on its liabilities and to match the maturities of its interest-earning assets and interest-bearing liabilities so that the Bank will be able to restructure and reprice its asset portfolio in a relatively short period to correspond to changes in its cost and flow of funds. The Bank's policy also seeks to encourage the flow of deposits into longer term certificates during periods of lower interest rates and to emphasize shorter term accounts during periods of high rates. During fiscal 1997, the Bank actively managed its interest rate risk by limiting its lending to short-term fixed rate balloon notes or adjustable rate loans and shortening the maturity on its deposits.

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

The interest rate sensitivity of the Bank's assets and liabilities provides an indication of the extent to which the Bank's net interest income may be affected by interest rate movements. The concept of interest rate sensitivity recognizes that certain assets and liabilities have interest rates that are subject to change prior to maturity. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracting interest rate sensitive liabilities from interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. To the extent that the gaps are close to zero, net interest income can be considered to be relatively immune from interest rate movements. The following table sets forth the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1997. The information presented, however, may not be indicative of actual future trends of net interest income in rising or declining interest rate environments.

                                                 (in thousands)
                                Over One    Over Five    Over Ten      Over
                     One Year   Through      Through     Through      Twenty
                      or Less  Five Years   Ten Years   Twenty Years   Years
                    --------------------------------------------------------
Interest-earning
 assets (IEA's):
Investments        $   3,276    2,992         897           -          2,470
Interest earning
 deposits              1,523      -            -            -            -
Loans                 97,904   33,939       1,613         3,246        2,235
                   ----------------------------------------------------------
Total                102,703   36,931       2,510         3,246        4,705
                   ----------------------------------------------------------

Interest-bearing
 liabilities
 (IBL's):
Demand deposits  $   11,429       -           -             -            -
Savings deposits      9,076       -           -             -            -
Other time deposits  88,647    14,726         19            -            -
Debt                  7,750     6,600         -             -            -
                  ----------------------------------------------------------
Total               116,902    21,326         19            -            -
                  ----------------------------------------------------------

Interest
 sensitivity gap $ (14,199)    15,605      2,491         3,246        4,705
                  ==========================================================
Cumulative gap   $ (14,199)     1,406      3,897         7,143       11,848
                  ==========================================================
Ratio of IEA's
 to IBL's             0.88       1.73     132.11           -            -
                  ==========================================================

Cumulative ratio
 of IEA's to IBL's   0.88        1.01       1.03           1.05        1.09
                  ==========================================================

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1997 AND 1996

					Results of Operations

General
First Georgia Holding, Inc. reported net income of $1,593,665, an increase of
$832,299.   This increase is due primarily to the increase in interest income
of $990,016.   Net interest income after provision for loan losses increased a total of $338,968. Other income increased by a total of $638,822, and other expenses decreased $328,584. Several factors as discussed below contributed the increases and decreases in these areas.

Interest Income
Total interest income increased $990,016 for the year, or 8.39%. Interest income on loans increased $989,344, or 9.01%, which was the major factor for this increase in interest income. Average loans for the year increased by more than $10,000,000 during the year ended September 30, 1997, resulting in higher interest income. Investment income decreased by $6,842 (2.13%) for mortgage backed securities and $82,467 (21.82%) for the year ended September 30, 1997 as compared to the same time last year. As investments matured, much of that money was shifted into the increased loan demand. Because of increased deposit balances and the need to fund the sale of the Hinesville branch, the Bank maintained high cash balances in its interest-bearing deposit accounts. These higher balances account for an $89,981, or 83.29% increase in other interest income.

Interest Expense
Total interest expense increased $389,473, or 5.95% for the year. This is attributable to an increase in average deposits of over $12,000,000. The Bank experienced substantial deposit growth over the year, which is attributable to the offering of competitive interest rates and attractive deposit products for the market area. Interest expense on advances and other borrowings fell $103,893, or 11.98%, as several high-interest advances were paid off and replaced by much lower-rate advances. The weighted average yield on advances dropped by 65 basis points for the year ended September 30, 1997 as compared to 1996.

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

                               Year Ended September 30,  At September 30,
                               --------------------------------------------
                                                (in percentages)

                                1997     1996      1995           1997
                               --------------------------------------------
Weighted average yield on:
 Loans                          9.36      9.35      9.77           9.45
 Investment securities          7.11      7.35      6.22           6.29
 Interest earning deposits
  in other banks                5.47      5.89      7.24           4.61
                               --------------------------------------------
Total weighted average yield
 on all interest-earning
 assets                         9.12      9.15      9.46           9.21
                               --------------------------------------------

Weighted average rate paid on:
 Deposits                       5.18      5.35      4.95           4.57
 Other borrowings               8.89      8.40      9.14             -
 Federal Home Loan Bank
  advances
  Short term advances           6.30      7.27      5.90           7.00
  Long term advances            5.14      6.63      6.82           5.44
                               -------------------------------------------
Total weighted average rate
 paid on all interest-bearing
 liabilities                    5.25      5.23      5.29           4.72
                               -------------------------------------------

Weighted average interest rate
 spread
(spread between weighted average
yield on all interest-earning
assets and rate paid on all
interest-earning liabilities)  3.87       3.92       4.17          4.49
                              ============================================

Net yield on average interest-
earning assets
(net interest income as a
percentage of average
interest-earning assets)       4.11       4.07       4.04           N/A
                              ===========================================

Provision for Loan Losses
The provision for loan losses is based on management's evaluation of the risk elements inherent in the loan portfolio. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, current economic conditions that might affect a borrower's ability to pay, review of impaired loans, findings and recommendations from regulatory examinations, historical charge-off experience, and levels of non-performing and past due loans. Management reviews these elements and determines the level of allowance for loan losses needed. The $309,679 provision for loan losses recorded in 1997 represents management's desire to maintain a prudent level of coverage. At September 30, 1997, the Bank believes its allowance for loan losses is adequate to provide for future losses. Table 1 sets forth an analysis of non-accruing and past due loans as of September 30, 1995 through 1997 while Table 2 provides an analysis of the allowance for loan losses, showing charge-offs and recoveries by type of loan as well as the addition to the allowance.

Table 1
                ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS



                                                      As of September 30,
                                       --------------------------------------
                                             1997      1996        1995
                                       --------------------------------------
Non-accruing loans (1)
Real Estate
 Construction                         $       -         -           -
 First Mortgage                          1,832,123    1,766,929    1,876,110
 Second Mortgage                            82,517       19,764       82,918
 Consumer                                   44,781      164,118      101,974
                                       -------------------------------------
 Total non-accruing loans                1,959,421    1,950,811    2,061,002
                                       -------------------------------------
Past Due Loans (2)
Real Estate
 Construction                         $      -           -             -
 First Mortgage                              -           -           107,140
 Second Mortgage                             -           -             -
 Consumer                                    -           -            21,990
                                       --------------------------------------
Total past due loans                         -           -           129,130
                                       --------------------------------------
Total non-accruing and past due loans $ 1,959,421     1,950,811    2,190,132
                                       ======================================

Percentage of total loans                   1.41%         1.58%        1.98%
                                       ======================================
Real estate owned                     $   423,000        94,200      206,334
                                       ======================================
Total non-accruing and past due
 loans and nonperforming assets       $ 2,382,421     2,045,011     2,396,466
                                       ======================================

(1) Non-accruing loans are loans for which unpaid interest is non recognized in income.
(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

Table 2
                   ANALYSIS OF ALLOWANCE FOR LOAN LOSSES




                                               Years Ended September 30,
                                        -------------------------------------
                                              1997    1996         1995
                                        -------------------------------------
Beginning balance                      $   955,288    1,003,569     983,058
 Loans charged off:
 Real estate construction                    -           -              -
 Real estate mortgage                      185,696      152,684     177,417
 Consumer and other                        162,520       56,602     100,696
                                        ------------------------------------
            Total charge-offs              348,216      209,286     278,113
                                        ------------------------------------
Recoveries:
 Real estate construction                     -            -              -
 Real estate mortgage                       32,939       46,547      22,632
 Consumer and other                         62,632       66,354      61,850
                                        ------------------------------------
             Total charge-offs              95,571      112,901      84,482
                                        ------------------------------------
Net charge offs                            252,645       96,385     193,631
Provision charged to operations            309,679       48,104     214,142
                                        ------------------------------------
Balance at end of period:              $ 1,012,322      955,288   1,003,569
                                        ====================================
Ratio of net charge-offs to average
 loans outstanding                         0.20%         0.08%       0.17%
                                        ====================================
Ratio of allowance to total loans          0.73%         0.77%       0.87%
                                        ====================================

Other Income
Other income increased $638,822, or 63.63% for the year. The main factor for this increase is the gain on the sale of the Hinesville branch, which netted appoximately $434,000. Loan fees increased $91,049, or 23.78%, for the year as loan balances increased. The Bank is also implementing a new fee structure to increase fees to levels currently charged in the market. Deposit service charges increased $133,978, or 24.13% for the year ended September 30, 1997. This increase is attributable to an emphasis by Management to collect non-sufficient funds fees, which increased $123,359. The increase in deposit balances also contributed to the increase.

Other Expenses
Other expenses decreased $328,584, or 6.48% for the year. Last year, all thrifts had to pay a special assessment to recapitalize the national thrift insurance fund. This assessment cost the Bank $727,704 last year. Because of the special assessment, the Bank's federal insurance premiums were significantly lower for the year ended September 30, 1997. Federal insurance premiums decreased $143,677, or 56.36%, not including the special assessment. Personnel expense offset these notable decreases because salary expense increased $337,517, or 16.99%. An increased staff is necessary to handle the Bank's rapid growth. Occupancy expense also increased by $111,775, or 11.73%, for the year due to the opening of the new Wal-Mart supercenter branch, which has higher occupancy costs than the Hinesville branch did at the time of its sale.

Income Tax Expense
The Company incurred $838,461 in income tax expense for the year based on applicable income tax rates at September 30, 1997.


Financial Condition

Total assets of the Company increased $12,783,227 from September 30, 1996 to September 30, 1997. Loans were the driving force behind this increase, as the net balances grew $15,433,164, or 12.61%. Loan demand remained strong throughout fiscal 1997, and Management took advantage of this demand by offering competitive loan products and exceptional service. Interest bearing deposits in other banks decreased by $1,430,573, or 48.42% for the year ended September 30, 1997 as compared to September 30, 1996. At the end of fiscal 1996, the Bank was increasing its cash balances to help fund the sale of the Hinesville branch, which was sold in March 1997. Investments decreased by $691,084, or 6.69% as investments matured and the funds were used to fund loans. Real estate owned increased $328,800, or 349.04% as of September 30, 1997. The Bank was able to foreclose on several pieces of real estate which were in nonaccrual status in the year ended September 30, 1996. The Federal Home Loan Bank (FHLB) redeemed $415,400, or 26.36%, of the Bank's FHLB stock during fiscal year ended September 30, 1997.

As mentioned previously, total deposits increased $8,335,479, or 6.86%. This increase represents an increase in the local market for deposits, leading to more attractive rates for depositors. With the increase in deposits, the Bank was able to pay off some high interest FHLB advances, but due to substantial loan demand, the Bank had to increase its outstanding FHLB advances by $3,250,000 or 29.28%. These advances carry a much lower interest rate than the maturing advances they replaced. Other borrowed money decreased $92,000 during the year as Management decided to close a line of credit held with another institution.


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

Other Expenses
Other expenses increased $122,620, or 2.90% for the year, not including the one time SAIF assessment. The FDIC assessed each thrift institution an amount equal to 65.70 basis points of the institutions deposits at March 31, 1995 in order to recapitalize the SAIF Insurance Fund. The assessment charged to this institution was $727,704. The Bank's North Brunswick office opened in late October of 1995. While the branch has seen excellent growth, its income has not reached a level to offset the expense incurred in the organization of the branch. Consequently, salaries expense increased $53,926 or 2.79% and net occupancy expense increased $48,065 or 5.31%. Loss on the sale of real estate owned was down $17,969 because the Bank was able to keep its foreclosed real estate to a minimum for most of the year. Amortization of intangibles decreased by $11,568, or 8.07% resulting from the write off of the intangible associated with the Alma branch, which was sold last year. The Bank continued to look for opportunities to reduce its other operating expenses through better management of its people and the use of new technology. The Bank continually examines each phase of its operation for opportunities to reduce expenses.

Income Tax Expense
The Company incurred $364,386 in income tax expense for the year based on applicable income tax rates at September 30, 1996.

Financial Condition

Total Assets of the Company increased $14,175,876 from September 30, 1995 to September 30, 1996. Loans were the driving force behind this increase, as the net balances grew $11,999,236, or 10.87%. Loan demand remained strong throughout fiscal 1996, and Management took advantage of this demand by offering competitive loan products and exceptional service. Interest bearing deposits in other Banks increased $602,167, or 25.60% during 1996. An increase in deposits caused these short term investments to grow. Because of high cash balances, the Bank increased its investment securities by $1,144,559 or 12.47%. The objective is to earn a return on this money while protecting the Bank from adverse interest rate risk. The real estate owned decreased $112,134, or 54.35%. This continued decrease in real estate owned is representative of Management's commitment to maintain higher quality loan business and quick turnaround of its foreclosed property.

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

Quarterly Period
                                                High           Low
October 1 - December 31, 1995                    8 1/8          5 3/4

January 1 - March 31, 1996*                      7 5/8          5 3/4

April 1 - June 30, 1996                          7 1/4          6

July 1 - September 30, 1996                      7 1/4          6

October 1 - December 31, 1996                    9 1/4          6 1/4

January 1 - March 31, 1997**                     7 5/8          7

April 1 - June 30, 1997                          8 3/8          7

July 1 - September 30, 1997                      9 3/4          7


*On February 29, 1996, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

**On February 28, 1997, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

At November 1, 1997, the Company had 257 shareholders of record.  The
Company paid cash dividends of $0.053 per share in December 1996 and $0.043 per share in December 1995. The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulators. Approximately $1,749,000 was available to be paid as dividends by the Bank to the Company at September 30, 1997 upon regulatory approval.

OFFICES


1703 Gloucester Street
Brunswick, Georgia 31520
912-267-7283

4510 Altama Avenue
Brunswick, Georgia 31520
912-267-0010


2461 Demere Road
St. Simons Island, Georgia 31522
912-638-7118

129 Highway 82, East
Blackshear, Georgia
912-449-4711

2001 Commercial Drive South
Brunswick, Georgia 31525
912-262-1500

Wal-Mart Supercenter
150 Altama Connector
Brunswick, Georgia 31525
912-280-9020

1010 Plant Avenue
Waycross, Georgia 31501
912-287-2265





OTHER INFORMATION


Transfer Agent:

First Georgia Bank
1703 Gloucester Street
Brunswick, Georgia 31520
Independent Auditors:

Deloitte & Touche LLP
Suite 2801, Independent Square
One Independent Drive
Jacksonville, Florida 32202


Legal Counsel:

James A. Bishop
Suite 40
First Federal Plaza
Brunswick, Georgia 31520
Special Counsel:

Powell, Goldstein, Frazer & Murphy
Sixteenth Floor
191 Peachtree Street, N.E.
Atlanta, Georgia 30303

DIRECTORS AND OFFICERS


FIRST GEORGIA HOLDING, INC.

OFFICERS


HENRY S. BISHOP
Chairman and President, Chief Executive Officer

G. FRED COOLIDGE III
Secretary and Treasurer



DIRECTORS


HENRY S. BISHOP
Chairman of the Board, President, First Georgia Bank

B.W. BOWIE
Retired Senior Vice President, General Manager, and Director Federal Paper Board Co.

M. FRANK DeLOACH, III
President, Culver & Deloach


TERRY DRIGGERS
President, Driggers Construction Company

ROY K. HODNETT
President, T.H.E., Inc. And The Island Inn

HUBERT W. LANG
President and Manager, Lang Building Supply, Inc.

E. RAYMOND MOCK
President, Mock Enterprises, Inc., Rayette Foods, Inc., KTP, Inc.

JAMES D. MOORE
President, J.D. Moore, Inc.

D. LAMONT SHELL
President, Glynn Electric Supply Co.


FIRST GEORGIA BANK, ALTAMA



ELZIE JACOBS
Vice President



FIRST GEORGIA BANK, BRUNSWICK


HENRY S. BISHOP
Chairman and President

G. FRED COOLIDGE III
Executive Vice President, Chief Financial Officer


DIANE A. BLAKEBROUGH
Vice President, Internal Auditor

CATHERINE BOYNE
Assistant Vice President

LAURA D. FRIEND
Vice President, Data Processing

SHERRYL JAMES
Assistant Vice President

JUDY DIXON
Assistant Vice President

ELI D. MULLIS
Assistant Vice President, Accounting

DIANE SHARPE
Loan Officer

GEORGE McMANUS
Loan Officer

JODI TODD
Assistant Vice President

SUSAN USSERY
Vice President

DORIS THOMAS
Senior Vice President

ROBERT STRANGE
Senior Vice President

MARK WESTBERRY
Vice President, Credit






FIRST GEORGIA BANK, NORTH BRUNSWICK


FRED ALEXANDER
Vice President

CHINITA DAVIS
Assistant Vice President


FIRST GEORGIA BANK, ST. SIMONS ISLAND


MEL BAXTER
Senior Vice President

PAUL SANDERS
Assistant Vice President

JAN WILDSMITH
Assistant Vice President, Operations Manager


FIRST GEORGIA BANK, WAYCROSS/BLACKSHEAR


JON TAHLIER
President

PAM TAYLOR
Vice President

LINDA WALKER
Assistant Vice President, Operations Manager


FIRST GEORGIA BANK, WAL-MART SHOPPING CENTER



RITA BOATRIGHT
Assistant Vice President

EXHIBIT 23.0
--------------
INDEPENDENT ACCOUNTANTS' CONSENT
--------------------------------

The Board of Directors
First Georgia Holding, Inc.

We consent to incorporation by reference in the registration statements (No. 33-62245 and No. 33-62249) on Form S-8 of First Georgia Holding, Inc. of our report dated November 14, 1997, relating to the consolidated balance sheet of First Georgia Holding, Inc. and subsidiary as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended September 30, 1997, which report appears in the September 30, 1997 annual report on Form 10-KSB of First Georgia Holding,
Inc.



Deloitte & Touche LLP
Jacksonville, Florida
December 1, 1997

EXHIBIT 23.1
-------------

                                Independent Accountant's Consent
                                --------------------------------

The Board of Directors
First Georgia Holding, Inc.

We consent to incorporation by reference in the registration statements (No. 33-62245 and No. 33-62249) on Form S-8 of First Georgia Holding, Inc. of our report dated November 1, 1996, relating to the consolidated balance sheet of First Georgia Holding, Inc. and subsidiary as of September 30, 1996, and the related consolidated statements of operation, stockholders' equity and cash flows for the years ended September 30, 1996 and 1995 which report appears in the September 30, 1997 annual report on Form 10-KSB of First Georgia Holding, Inc.

                                              KPMG PEAT MARWICK LLP
                                              ---------------------
                                              KPMG PEAT MARWICK LLP

Atlanta, Georgia
December 23, 1997

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 8-K/A

CURRENT REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Date of Report (Date of earliest event reported)   May 1, 1997

First Georgia Holding, Inc.
(Exact Name of Registrant as
 Specified in its charter)

        Georgia				  0-16657		    58-
1781773
(State or jurisdiction             (Commission		(I.R.S. Employer
or incorporation or organization)	File number)	 Identification

Number)
1703 Gloucester Street
Brunswick, GA 31520
(Address of principal
 executive offices)

Registrant's telephone number, including area code:    (912) 267-7283

Item 4.	Changes in Registrant's Certifying Accountant.

		A. Effective May 1, 1997, First Georgia Holding, Inc. ("First Georgia") dismissed its prior certifying accountants, KPMG Peat Marwick LLP ("KPMG") and retained as its new accountants, Deloitte & Touche LLP.
KPMG's report on First Georgia's consolidated financial statements during the two most recent fiscal years contained no adverse opinion or a disclaimer of opinions, and was not qualified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by First Georgia's Board of Directors.

		During the last two fiscal years and the subsequent interim periods to the date hereof, there were no disagreements between First Georgia and KPMG on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

		None of the "reportable events" described in Item 304(a)(1)(v) occurred with respect to First Georgia within the last two fiscal years and the subsequent interim periods to the date hereof.

		B. Effective May 1, 1997, First Georgia engaged Deloitte & Touche LLP as its principal accountants. During the last two fiscal years and the subsequent interim periods to the date hereof, First Georgia did not consult Deloitte & Touche LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

	                                                   First Georgia Holding, Inc.

May 21, 1997			                                 				By: G. FRED COOLIDGE III
------------                               								     G. FRED COOLIDGE, III
                                                       Secretary and Treasurer

EXHIBIT 99
----------


                               Independent Auditors' Report
                               -----------------------------

The Board of Directors and Stockholders
First Georgia Holding, Inc.
Brunswick, Georgia

We have audited the consolidated balance sheet of First Georgia Holding, Inc. and subsidiary as of September 30, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by our management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Georgia Holding, Inc. and subsidiary at September 30, 1996 and the results of their operations and their cash flows for the years ended September 30, 1996 and 1995, conformity with generally accepted accounting principles.

                               KPMG PEAT MARWICK LLP
                               ---------------------
                               KPMG PEAT MARWICK LLP

Atlanta, Georgia
November 1, 1996