Form 10QSB
period 1997-12-31
FIRST GEORGIA HOLDING INC
filed 1998-02-04
CIK 826491

FORM 10-QSB

               U. S. Securities and Exchange Commission
                        Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended December 31, 1997

[  ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d)OF THE  SECURITIES EXCHANGE
     ACT OF 1943.

          For the transition period from ___________ to _________

                 Commission file number   0-16657

                        FIRST GEORGIA HOLDING, INC.

     Georgia                                           58-1781773
-------------------------------                     --------------------
(State or other jurisdiction                        (I.R.S. Employer
or incorporation or organization)                    Identification Number)

                          1703 Gloucester Street
                         Brunswick, Georgia 31520

                               (912) 267-7283
                        (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.    Yes  X   No
                    ----    ----

Number of shares of Common Stock outstanding as of December 31, 1997.


                              3,052,319

                                PART I
                        FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

                                                                  Page

Consolidated Balance Sheets as of
 December 31, 1997 and September 30, 1997                           3


Consolidated Income Statements for the
 Three Months Ended December 31, 1997 & 1996                        4

Consolidated Cash Flow Statements for
 the Three Months ended December 31, 1997 & 1996.                   5


Notes to Consolidated Financial Statements                          6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                                7



                               PART II

Item 6.   Exhibits and reports on Form 8-K                         15

                     FIRST GEORGIA HOLDING, INC.
                     CONSOLIDATED BALANCE SHEETS


                                                 12/31/97          9/30/97
                                                -------------   ------------
Assets:

Cash and cash equivalents                   $      4,117,965      2,985,350

Interest bearing deposits in other banks             145,757      1,523,777

Investment securities held to maturity,
fair value approximately $10,296,000 at
December 31, 1997 and $9,692,000 at               10,186,389      9,634,453
September 30, 1997

Loans receivable, net                            144,318,892    137,864,633

Real estate owned                                    423,000        423,000

Federal Home Loan Bank stock, at cost              1,160,300      1,160,300

Premises and equipment, net                        3,282,079      3,181,618

Accrued interest receivable                          992,540        960,160

Intangible assets, net                             1,001,785      1,029,715

Other assets                                         757,568        938,491
                                                -------------- -------------
                                            $    166,386,275    159,701,497
                                                ============== =============


Liabilities and Stockholders' Equity

Liabilities:

Deposits                                    $    133,766,998    129,889,936

Federal Home Loan Bank advances                   13,700,000     14,350,000

Other borrowed money                               3,000,000         -

Accrued interest payable                             520,248        496,305

Accrued expenses and other liabilities             1,586,968      1,617,986
                                                -------------  -------------
                                                 152,574,214    146,354,227
                                                -------------  -------------
Stockholders' Equity

Common stock, $1.00 par value; 10,000,000
shares authorized; 3,052,319 shares
issued and outstanding at December 31,
1997 and September 30, 1997                        3,052,319      3,052,319

Additional paid-in capital                         4,223,197      4,223,197

Retained earnings                                  6,536,545      6,071,754
                                                -------------  -------------
                                                  13,812,061     13,347,270
                                                -------------  -------------
                                            $    166,386,275    159,701,497
                                                ============   =============

See accompanying notes to consolidated financial statements

                        FIRST GEORGIA HOLDING, INC.
                      CONSOLIDATED INCOME STATEMENTS


                                                      12/31/97    12/31/96
                                                   ------------ ------------
Interest Income:

Interest on loans                                $    3,356,763   2,878,821

Interest on investments                                 182,827     160,392

Other interest income                                    12,566      79,385
                                                    ------------ -----------
  Total interest income                               3,552,156   3,118,598
                                                    ------------ -----------


Interest Expense:

Interest on deposits                                  1,659,487   1,555,457

Interest on borrowings                                  225,043     179,126
                                                    ------------ -----------
  Total interest expense                              1,884,530   1,734,583
                                                    ------------ -----------


Net interest income                                   1,667,626   1,384,015

Provision for loan losses                                 1,127      10,408
                                                    ------------ -----------
 Net interest income after
  provision for loan losses                           1,666,499   1,373,607
                                                    ------------ -----------


Other Income:

Loan servicing fees                                     187,759     100,543

Deposit service charges                                 234,409     156,878

Other operating income                                   10,807       7,945
                                                     ----------- -----------
  Total other income                                    432,975     265,366
                                                     ----------- -----------


Other Expenses:

Salaries and employee benefits                          672,323     564,287

Premises and occupancy costs                            285,172     257,064

Amortization of intangibles                              27,930      32,934

Federal insurance premiums                               19,942      67,586

Other operating expense                                 347,957     238,066
                                                     ----------- -----------
 Total other expenses                                 1,353,324   1,159,937
                                                     ----------- -----------
Income before income taxes                              746,150     479,036

Income taxes                                            281,357     175,536
                                                      ---------- -----------
NET INCOME                                       $      464,793     303,500
                                                      ========== ===========

Income per share of common stock                 $         0.15        0.10
                                                      ========== ===========

Weighted average number of shares outstanding         3,052,319   3,052,319
                                                      --------- ------------
See accompanying notes to consolidated financial statements.

                        FIRST GEORGIA HOLDING, INC.
                     CONSOLIDATED CASH FLOW STATEMENTS


                                                 THREE MONTHS ENDED DECEMBER 31,
                                                 -------------------------------
                                                          1997       1996
                                                 -------------------------------
OPERATING ACTIVITIES:

 Net Income                                      $      464,793     303,505

 Adjustments to reconcile net income to net cash provided by operations:

   Provision for loan losses                              1,127      10,408

   Depreciation and amortization                         99,515      98,468

   Amortization of intangibles                           27,930      32,934

   Amortization of deferred loan fees                   (24,478)    (56,405)

   FHLB stock redemption                                   -        415,400

   (Increase) Decrease in accrued interest receivable   (31,289)    (52,029)

   Increase (decrease) in other assets                  180,921     376,191

   Increase (decrease) in accrued expenses and
     other liabilities                                   (7,075)    151,945
                                                      ----------- ----------
Net cash provided by operating activities               711,444   1,280,417
                                                      ----------- ----------


INVESTING ACTIVITIES:

 Principal payments received on
  mortgage-backed securities                           146,703      406,435

 Maturities of investment securities                    -          998,750

 Purchase of investment securities                    (698,353)        -

 Loan originations, net of principal payments       (6,430,908) (1,493,314)

 Purchase of premises and equipment                   (201,353)    (90,639)

 Proceeds from the sale of real estate acquired
  in settlement of loans                                 -          93,640
                                                    ----------- ------------
Net cash used by investing activities               (7,183,911)    (85,128)
                                                    ----------- ------------


FINANCING ACTIVITIES:

Net increase (decrease) in deposits                   3,877,062   3,842,841

(Repayments of) proceeds from other borrowings        3,000,000        -

Proceeds from FHLB advances                           2,750,000        -

Repayments of FHLB advances                          (3,400,000)   (500,000)

Cash dividends paid                                        -       (162,793)
                                                     ----------- -----------
Net cash provided by financing activities             6,227,062   3,180,048
                                                     ----------- -----------
Increase in cash and cash equivalents                 (245,405)   4,375,337

Cash and cash equivalents at beginning of year        4,509,127   5,910,678
                                                     ----------  ----------
Cash and cash equivalents at end of quarter      $    4,263,722  10,286,015
                                                     ==========  ==========

See accompanying notes to consolidated financial schedules

                        FIRST GEORGIA HOLDING, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       BASIS OF PRESENTATION


     In the opinion of Management, the accompanying unaudited consolidated financial statementscontain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of December 31, 1997 and September 30, 1997. Also included are the results of its operations and changes in financial position for the three months ended December 31, 1997 & 1996. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30, 1997.

(2)  EARNINGS PER SHARE

     Earnings per common share were computed using the weighted average number of shares outstanding during the period as shown on the face of the Consolidated Income Statements.

                        FIRST GEORGIA HOLDING, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

     First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 4.36% and 4.38% at December 31, 1997 and September 30, 1997, respectively.

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

CAPITAL RESOURCES

     The following is a reconciliation at December 31, 1997 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

     First Georgia Bank
       Stockholders' Equity                       13,712,000

     Less:
       Intangible Assets                           1,002,000
                                                 ------------
                                                  12,710,000

     Plus:
       Qualifying intangible assets                1,002,000
                                                 ------------
          Core Capital                            13,712,000

     Plus:
      Supplemental Capital                         1,026,000
                                                 ------------
          Risk-based Capital                      14,738,000
                                                 ============

     Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 1997, the Bank met all three capital requirements.

     The Bank's regulatory capital and the required minimum amounts at December 31, 1997 are summarized as follows:

                                       Required Minimum
                      Bank Capital           Amount       Excess (Deficiency)
                    ----------------   -----------------  ------------------
                    ----- -----------  ------ ----------  ------ -----------
                       %        $        %        $        %         $
                    ----- -----------  ------ ----------  ------ -----------
Tangible Capital    7.68%  12,710,000   1.50%  2,482,000   6.18%  10,228,000

Core Capital        8.24%  13,712,000   4.00%  6,659,000   4.24%   7,053,000

Risk-based
 Capital           10.14%  14,738,000   8.00% 11,623,000   2.14%   3,115,000


     The Federal Deposit Insurance Corporation Improvement Act
(FDICIA)required the Federal banking agencies to take "prompt corrective action" in respect to institutions that do not meet minimum capital requirements. Along with the ratios described above, FDICIA also introduced an additional capital measurement, the Tier 1 risk-based capital ratio. The Tier
1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The regulators summarize their minimum requirements for the five capital tiers established by the FDICIA as follows:

                       Tier 1 Risk-Based          Risk-based       Leverage
                         Capital Ratio          Capital Ratio       Ratio
                    -----------------------   -----------------  --------------

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

     At December 31, 1997, the Bank's Tier 1 risk-based capital ratio was 9.44%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

     The Bank's capital position changed during the quarter ended December 31, 1997. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

                           RESULTS OF OPERATIONS

INTEREST INCOME

     Interest Income increased $433,558, or 13.90%, for the three month period
ended December 31, 1997 as compared to the same period in 1996.   Interest
income on loans increased  $477,942 or 16.60%, for the quarter ended
December 31, 1997, compared to the same quarter ended December 31, 1996. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes, as evident by its low real estate foreclosed balances. Management expects loan demand to maintain healthy levels. Interest on investments increased $22,435, or 13.99% as the Bank purchased some investments to obtain some excess income. Some of these investments were in municipal bonds, which are tax free. Other interest income for the quarter ended December 31, 1997 decreased $66,819, or 84.17% as compared to the same quarter ended December 31, 1996. In 1996, the Bank maintained high cash balances in anticipation of the sale of the Hinesville office. With that sale now completed, the Bank is using its cash reserves to fund the increasing loan growth.

INTEREST EXPENSE

     Interest Expense increased $149,947 (8.64%) for the quarter ended
December 31, 1997 compared to December 31, 1996. Interest on deposits increased $104,030 (6.69%) for the three month period ended December 31, 1997 over December 31, 1996. Deposit balances increased approximately $3,900,000 in the three month period from September 30, 1997 to December 31, 1997, and this growth rate is expected to increase as the year goes on. The market place in which the Bank operates is extremely conducive to deposit growth, as evidenced by the Bank's increase in deposits. Despite the increases in deposits, the Bank had to borrow an additional $3,000,000 in fed funds to help fund the high loan demand. This increase is the reason interest on borrowings increased $ 45,917, or 25.63%.

NET INTEREST INCOME

     Net Interest Income increased $283,611, or 20.49% for the quarter. Increases in loan balances and interest earning deposits offset the increases in deposit balances enough to produce a favorable net interest margin. Management believes this growth will continue throughout fiscal 1998.

PROVISION FOR LOAN LOSSES

      The provision for loan losses expense decreased $9,281 (89.17%) for the quarter ended December 31, 1997 over the quarter ended December 31, 1996. The loan loss provision at December 31, 1997 was over $1,000,000, which is well over the necessary regulatory requirements. Management feels the reserve is at adequate levels and does not warrant any transfers from earnings at this time. Net Interest Income after Provision for Loan Losses for the quarter ended December 31, 1997 increased $292,892, or 21.32% from the same period last year.

OTHER INCOME

     Other Income for the quarter increased $167,609, a 63.16% difference from the same quarter the previous year. The greater portion of this increase was in loan servicing fees. Loan servicing fees increased $87,216 or 86.74% for the quarter ended December 31, 1997 over the quarter ended December 31, 1996. The Bank implemented a new loan origination fee structure which is constituting this increase. Deposit service charges also had a substantial increase, $77,531, or 49.42% over last year. The increase in deposit balances has given the Bank an opportunity to generate more fee income, an area Management feels is essential to profitability.

OTHER EXPENSES

     Other expenses for the quarter ended December 31, 1997 increased $193,387, or 16.67%, over the quarter ended December 31, 1996. Personnel expense increased $108,036, or 19.15% in the three month period ending December 31, 1997 over December 31, 1996. The Bank has added several new employees to help with the growth the Bank is experiencing. Federal insurance premiums decreased $47,644, or 70.49% for the three month period ended December 31, 1997 over the same period in 1996. The special SAIF assessment lowered the insurance rate beginning January of 1997, so going forward from this quarter will show more parity between the two years.

     Other expenses increased $109,891, or 46.16% for the quarter ended December 31, 1997 over the quarter ended December 31, 1996 as a result of increases in two main areas. For the quarter ended December 31, 1997, advertising costs increased $41,627 (456.58%) over the quarter ended December 31, 1996. The
Bank is in the midst of an aggressive marketing campaign to lure new business, the results of which are the increased loan and deposit balances.

     Data processing also showed significant increases. This expense increased $22,862, or 1,063.84% from December 31, 1996 to December 31, 1997. The Bank is incurring some costs to ensure that all computer equipment and software is Year 2000 compliant. This process involves reprogramming, equipment, and software upgrade costs.


       The Bank accrued $281,357 in income taxes for the quarter ended December 31, 1997, an increase of $105,821 (60.28%) over the same quarter in 1996.


                            FINANCIAL CONDITION

ASSETS

     Cash increased $1,132,615, or 37.94%, over the three month period ended December 31, 1997. With the increase in transaction deposit accounts, the Bank has kept higher cash balances. Interest bearing deposits in other banks decreased $1,378,020, or 90.43%, over the same period due to growth in the Bank's customer deposit balances. Investment securities increased $551,936, or 5.73% with the Bank's purchase of a mortgage backed security and two municipal bonds, The Bank also bought stock in another financial institution to secure a line of credit.

     Loans receivable increased $6,454,259, or 4.68%, as of December 31, 1997 over September 30, 1997. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the bank has been successful in drawing strong, safe loans to the bank. The Bank's Loan portfolio is as follows:

                                  LOANS RECEIVABLE

                                           12/31/97         9/30/97
                                         ------------     ------------
Real estate mortgage loans             $ 103,065,275      102,419,019

Real estate construction loans            20,164,699       16,996,563

Consumer loans                            10,994,846       10,383,515

Commercial and other loans                11,250,000        9,137,932
                                         ------------     ------------
                                         145,474,820      138,937,029

Less:

Deferred loan fees                            37,399          (12,921)

Unearned interest income                      92,148           72,995

Allowance for loan losses                  1,026,381        1,012,322
                                         ------------     ------------
                                       $ 144,318,892      137,864,633
                                         ============     ============


Management's evaluation of the risk elements in the loan portfolio is the basis for the allowance for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. For the three month period ending
December 31, 1997, Management allocated $1,127 of earnings to the provision for loan losses. At December 31, 1997, the Bank believes its allowance for loan losses is adequate to provide for future losses.

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

                          ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                               12/31/97    9/30/97
                               ---------  ---------
(In Thousands)

Beginning balance        $      1,012        955

Loans charged off:

   Real estate construction       -          -

   Real estate mortgage           -          185

   Consumer and other              17        163
                               --------   --------
        Total charge offs          17        348



Recoveries:

   Real estate construction       -          -

   Real estate mortgage           -           33

   Consumer and other              30         62
                               -------    --------
        Total recoveries           30         95



Net charge offs                   (13)       253

Provision charged to operations     1        310
                               --------   ---------
Balance at end of period $      1,026      1,012
                               ========   =========

Ratio of net charge
offs to
average loans outstanding        0.01%     20.00%
                               ========   =========

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

                                  12/31/97    9/30/97
                                 ----------  ----------
(In Thousands)

Non-accruing loans:

   Real estate construction      $    -          -

   Real estate mortgage             2,218      1,915

   Consumer and other                  93         45
                                  ---------  ---------
    Total non-accruing loans        2,311      1,960



Past due loans:

   Real estate construction         1,342        -

   Real estate mortgage             3,551        -

   Consumer and other                 637        -
                                  ---------  ---------
     Total past due loans           5,530        -


Total non-accruing and
 past due loans                     7,841      1,960
                                  =========  ==========

Percentage of total loans            5.43%      1.42%
                                  =========  ==========

Real estate acquired through
 foreclosure                          423        423
                                  =========   =========
Total non-accruing,
past due loans, and
nonperforming assets           $    8,264      2,383
                                  =========   =========

LIABILITIES

     Deposits have increased $3,877,062, or 2.98%, for the three month period
ended December 31, 1997.   Along with loans, the Bank has been working hard to
increase its market share in Glynn County's deposit business. As the numbers dictate, First Georgia has been somewhat successful in soliciting new deposit business. While the Bank did decrease its borrowing position with the Federal Home Loan Bank by $650,000 (4.53%) over the three month period, the Bank secured a fed funds line with another institution to provide short term borrowings (or investment of excess cash). At December 31, 1997, these borrowings stood at $3,000,000.


                                  PART II

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          The Bank filed no reports on Form 8-K for the quarter ended December31, 1997.

                                SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  02/02/98                                   BY:  G. FRED COOLIDGE III
     ------------                                    ----------------------
                                                     G. Fred Coolidge III
                                                     Executive Vice President
                                                     Chief Financial Officer