Form 10QSB
period 1998-03-31
FIRST GEORGIA HOLDING INC
filed 1998-05-13
CIK 826491

FORM 10-QSB

                U. S. Securities and Exchange Commission
                      Washington, D.C. 20549

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
    ACT  OF 1934.

For the quarterly period ended March 31, 1998
                               --------------
[ ] 	TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE
ACT OF 1943.

For the transition period from ___________ to _________

Commission file number   0-16657

                      FIRST GEORGIA HOLDING, INC.

	Georgia							                           	58-1781773
-----------------------------       ---------------------------------
(State or other jurisdiction or			  (IRS Employer Identification No.)
of incorporation or organization)

                         1703 Gloucester Street
                        Brunswick, Georgia 31520
                        ------------------------
                           (Issuer's Address)

                            (912) 267-7283
                            --------------
                      (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No
                                         -------     -------

Number of shares of Common Stock outstanding as of March 31, 1998.


                           3,199,352

                          PART I
                    FINANCIAL INFORMATION

The consolidated financial statements of First Georgia
Holding, Inc. filed as a part of this report are as follows:

                                    			              Page

Consolidated Balance Sheets as of
 March 31, 1998 and September 30, 1997. 				    	      3


Consolidated Income Statements for the
 Three Months Ended March 31, 1998 & 1997.			   	      4

Consolidated Cash Flow Statements for
 the Three Months ended March 31, 1998 & 1997 and
 the Six Months ended March 31, 1998 & 1997.			 	     	5

Notes to Consolidated Financial Statements			        		6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations				             		7



PART II

Item 4.		Submission of Matters to a Vote of
       			Security Holders 	    				                 		13

Item 6.		Exhibits and Reports on Form 8-K		          		13

FIRST GEORGIA HOLDING, INC.
CONSOLIDATED BALANCE SHEETS

Assets:	                                          	     3/31/98	      9/30/97
			                                                   -----------   -----------
Cash and cash equivalents	                          $  	4,459,738 	   2,985,350
Interest bearing deposits in other banks		                321,831    	1,523,777
Investment securities to be held to maturity,
 fair value approximately $10,545,000 at
 March 31, 1998 and $9,692,000 at September 30, 1997	 	10,399,367 	   9,634,453
Loans receivable, net 		                              152,284,108  	137,864,633
Real Estate Owned		                                       240,008      	423,000
Federal Home Loan Bank stock, at cost 		                1,160,300    	1,160,300
Premises and equipment, net	                           	3,629,017    	3,181,618
Accrued interest receivable		                           1,036,830      	960,160
Intangible assets, net 		                                 973,855 	   1,029,715
Other assets 		                                         1,009,758      	938,491
			                                                   ------------  ------------
	                                                   $	175,514,812 	 159,701,497
			                                                   ============  ============
Liabilities and Stockholders' Equity

Liabilities:
 Deposits 	                                         $	145,326,029 	 129,889,936
 Federal Home Loan Bank advances 		                    13,450,000   	14,350,000
 Other borrowed money 	                                  	190,000 	        -
 Accrued interest payable		                               533,943 	     496,305
 Accrued expenses and other liabilities 	               1,805,595 	   1,617,986
			                                                   ------------  ------------
                                                    		161,305,567 	 146,354,227
                                                      ------------  ------------
Stockholders' Equity
 Common stock, $1.00 par value.  10,000,000
 shares authorized;  3,199,352 and 3,052,319
 shares issued and outstanding at
 March 31, 1998 and September 30, 1997,
 respectively.		                                        3,199,352 	   3,052,319
 Additional paid-in capital                           		4,315,827    	4,223,197
 Retained earnings 		                                   6,694,066 	   6,071,754
			                                                   ------------  ------------
                                                     		14,209,245 	  13,347,270
			                                                   ------------  ------------
                                                   	$	175,514,812 	 159,701,497
			                                                   ============  ============
See accompanying notes to consolidated financial statements.

                               FIRST GEORGIA HOLDING, INC.
                             CONSOLIDATED INCOME STATEMENTS


  	                              	Three Months Ended			        Six Months Ended
                              --------------------------   ---------------------
		                              3/31/98	     3/31/97		       3/31/98	   3/31/97
						                        --------------------------   ---------------------
Interest Income:
 Loans	                     $ 	3,474,943 	   2,894,976 	  	6,831,706 	 5,773,797
 Investment securities         		174,276 	     143,662 	    	357,103    	304,054
 Other 	                          	7,788 	      58,912 	     	20,354    	138,297
                             ------------  ------------   -----------  ---------
  Total interest income      		3,657,007 	   3,097,550 	  	7,209,163 	 6,216,148
                             ------------  ------------   -----------  ---------
Interest Expense:
 Deposits                    		1,666,320 	   1,513,670 		  3,325,807  	3,069,127
 Advances and other borrowings 		226,651      	174,450 		    451,694 	   353,575
                             ------------   -----------    ----------  ---------
   Total interest expense    		1,892,971 	   1,688,120 	  	3,777,501  	3,422,702
                             ------------   -----------    ----------  ---------

Net interest income          		1,764,036 	   1,409,430 	  	3,431,662  	2,793,446
Provision for Loan Losses 	       	2,180 	     295,524 	      	3,307    	305,932
						                       ------------    ----------    ----------  ---------
Net interest income after
 provision for loan losses	   	1,761,856 	   1,113,906 		  3,428,355  	2,487,514
                             ------------    ----------    ----------  ---------

Other Income:
 Loan servicing fees           		207,968 	     125,721 	    	395,727 	   226,264
 Deposit service charges       		211,802      	148,712 	    	446,211    	305,590
 Gain on sale of
  foreclosed property	            	5,539       	11,594 		      5,539 	    11,594
 Gain on sale of branch		            -        	433,946 		        -      	433,946
 Other operating income          		5,467        	3,421 	     	16,274 	    11,366
						                       ------------    ----------    ----------  ---------
     Total other income		        430,776      	723,394 	    	863,751    	988,760
						                       ------------    ----------    ----------  ---------
Other Expenses:
 Salaries and employee benefits		729,465      	583,412 	  	1,401,788  	1,147,699
 Premises and occupancy costs  		290,252      	262,831 		    575,424    	519,895
 Amortization of intangibles    		27,930       	30,831 		     55,860     	63,765
 Federal insurance premiums     		20,236 	       4,601      		40,178     	72,187
 Other operating expenses      		366,386      	300,286 	    	714,343    	538,348
						                       ------------    ----------    ----------  ---------
      Total other expenses		   1,434,269 	   1,181,961 	  	2,787,593 	 2,341,894
                             ------------    ----------    ----------  ---------
Income before income taxes		     758,363      	655,339 		  1,504,513  	1,134,380

Income taxes		                   280,908 	     244,810 	    	562,265 	   420,345
						                       ------------    ----------    ----------  ---------
Net Income	                 $   	477,455      	410,529 	    	942,248    	714,035
						                       ============    ==========    ==========  =========

Income per share
 of common stock	           $      	0.14 	        0.13 	       	0.41 	      0.22
						                       ============    ==========    ==========  =========
Weighted average number
 of shares outstanding	       	3,196,085 	   3,052,319 		  3,123,412 	 3,052,319

See accompanying notes to consolidated financial statements

                          FIRST GEORGIA HOLDING, INC.
                       CONSOLIDATED CASH FLOW STATEMENTS
                                                   	SIX MONTHS ENDED MARCH 31,
                                                   		1998 	              1997
                                                  ------------------------------
OPERATING ACTIVITIES:
Net income	                                     $	    942,248 	         714,035
 Adjustments to reconcile net income
  to net cash provided by operations:

  Provision for loan losses		                           3,307 	         305,932
  Depreciation and amortization                    	 	216,129          	182,763
  Amortization of intangibles                       		(55,860)         	190,957
  Amortization of deferred loan fees                		(57,051)          (58,912)
  FHLB Stock Redemption                                  -             	415,400
 (Gain)/Loss on sale of REO                         	 	(5,539)         	(11,594)
 (Increase) Decrease in accrued
   interest receivable	                              	(76,670)	             499
  Increase (decrease) in other assets               		(71,267)         	207,340
  Increase (decrease) in accrued expenses and
   liabilities		                                      225,247 	        (487,005)
			                                              -------------------------------
Net Cash Provided By Operating Activities          	1,120,544 	       1,459,415
			                                              -------------------------------
INVESTING ACTIVITIES:
Principal payments received on
 mortgage-backed securities	                         	466,732 	         527,091
Maturities of investment securities               		1,100,000        	2,589,063
Purchase of investment securities               	 	(2,328,671)	            -
Loan originations, net of principal repayments    (14,365,731)      	(4,185,215)
Purchase of Premises and equipment                	 	(666,503)        	(154,406)
Proceeds from the sale of premises and equipment 	      	-     	        235,283
Proceeds from the sale of real estate 	              	300,251          	148,254
			                                             --------------------------------
Net Cash Used By Investing Activities	           	(15,493,922)        	(839,930)
			                                             --------------------------------
FINANCING ACTIVITIES:

Net increase (decrease) in deposits              		15,436,093       	(1,136,400)
(Repayments of) Proceeds from other borrowings	      	190,000 	            -
 Proceeds from FHLB Advances                    	 	14,350,000 	       1,750,000
 Repayments of FHLB Advances                    		(15,250,000)        	(500,000)
 Net Proceeds from stock options                    		239,663 	            -
 Cash Dividends paid		                               (319,936)	        (162,793)
			                                             --------------------------------
Net Cash Provided by Financing Activities          14,645,820 	         (49,193)
			                                             --------------------------------
Increase In Cash And Cash Equivalents	 	              272,442          	570,292
Cash and Cash equivalents at beginning of year	    	4,509,127 	       5,910,678
			                                             --------------------------------
Cash and cash equivalents at end of quarter	   $   	4,781,569 	       6,480,970
			                                             ================================
See accompanying notes to consolidated financial statements

       FIRST GEORGIA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  	BASIS OF PRESENTATION


In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First
Georgia Holding, Inc. as of March 31, 1998 and September
30, 1997. Also included are the results of its operations and changes in financial position for the three months ended March 31, 1998 and 1997, and also the six months ended March 31, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended
September 30, 1998.

(2)	EARNINGS PER SHARE

Earnings per common share were computed using the weighted average number of shares outstanding during the period as shown on the face of the Consolidated Income Statements.

FIRST GEORGIA HOLDING, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY


First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank
System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 4.80% and 4.38% at March 31, 1998 and September 30, 1998,
respectively.

The Bank's operational needs, demand for loan
disbursements, and savings withdrawals can be met by loan
principal, interest payments received, new deposits, and
excess liquid assets.   Significant loan demand, deposit
withdrawal, increased delinquencies, and increased real
estate acquired in settlement of loans (REO) could alter
this condition.    Management does not foresee any
liquidity problems for 1998.

CAPITAL RESOURCES

The following is a reconciliation at March 31, 1998 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
  Stockholders' Equity		                  			14,104,000

Less:
  Intangible Assets		                    		 	   974,000
                                            ------------
Tangible Capital					                        13,130,000

Plus:
  Qualifying intangible assets	            		   974,000
                                            ------------
     Core Capital						                      14,104,000

Plus:
 Supplemental Capital		                   			 1,112,000
                                            ------------
     Risk-based Capital					                 15,216,000
                                            ============

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At March 31, 1998, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at March 31, 1998 are summarized as follows:

                                        Required Minimum
                      Bank Capital   	       Amount	         Excess (Deficiency)
--------------------------------------------------------------------------------
                     	%        	$         	%	       $	          %	        $
--------------------------------------------------------------------------------
Tangible Capital 	  7.53%	  13,130,000	  1.50%	  2,617,000	   6.05%   10,513,000

Core Capital	       8.04%   14,104,000	  4.00%	  7,018,000    4.04%	   7,086,000

Risk-based
 Capital	          10.02%	  15,216,000	  8.00%	 12,149,000    2.02%	   3,067,000


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

                          	   Tier 1 Risk-Based  		Risk-based
                  			         		Capital Ratio  	 Capital Ratio   Leverage Ratio
                              -----------------  -------------   ---------------
Well Capitalized		              10% or above		    6% or above		    5% or above

Adequately
 Capitalized	                 		 8% or above	    	4% or above		    4% or above

Undercapitalized		             		Less than 8%	   	Less than 4%	    Less than 3%

Significantly
 Undercapitalized	  	  		        Less than 8%	   	Less than 4%	    Less than 3%

Critically Undercapitalized	     -------------	   ----------	      2% or less

An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

At March 31, 1998, the Bank's Tier 1 risk-based capital ratio was 9.29%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

The Bank's capital position changed during the quarter ended March 31, 1998. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

                RESULTS OF OPERATIONS
INTEREST INCOME

Interest income on loans increased $579,967, or 20.03%, for
the three month period ended March 31, 1998 and $1,057,909,
or 18.32% for the six month month period ended March 31,
1998 as compared to the same period in 1997. The Company
has been aggressive in attracting new loan business while
competition for loans remains strong and loan demand is
still steady in the marketplace.   However, the Bank
continues to be selective in the loans that it makes, as evident by its low real estate foreclosed balances.
Management expects loan demand to maintain healthy levels.
Interest on investments increased $30,614, or 21.31% for the quarter and $53,049, or 17.45% for the six month period ended March 31, 1998 compared to March 31, 1997. The Bank had some low interest investments mature and used the proceeds to purchase some investments which would generate more income. Other interest income for the quarter ended
March 31, 1998 decreased $51,124, or 86.78% as compared to the same quarter ended March 31, 1997. For the six month period ended March 31, 1998, other income decreased
$117,943, or 85.28% as compared to the same period ended
March 31, 1997. In planning for the sale of the Hinesville office, which closed March 7, 1997, the Bank maintained high cash balances. With the completion of that sale, the Bank has used its cash reserves to fund increasing loan growth.

INTEREST EXPENSE

Interest Expense increased $206,864 (12.27%) for the quarter ended March 31, 1998 and $358,846 (10.50) for the six month period ended March 31, 1998 as compared to the same period in 1997. Interest on deposits increased
$152,650 (10.08%) for the three month period ended March
31, 1998 and $256,680 (8.36) for the six month period ended
March 31, 1998 compared to the same periods ended March 31, 1997. Average deposit balances increased approximately
$10,750,000 in the six month period from September 30, 1997 to December 31, 1997, and this growth rate is expected to increase as the year goes on. The market place in which the Bank operates is extremely conducive to deposit growth, as evidenced by the Bank's increase in deposits. Despite the increases in deposits, the Bank had to purchase fed funds throughout the quarter and six month period to help fund the high loan demand. This increase is the reason interest on borrowings increased $54,214, or 31.44% for the quarter and $102,166, or 29.23% for the six month period.

NET INTEREST INCOME

Net Interest Income increased $352,593, or 24.98% for the quarter and $634,169, or 22.67% for the six month period ended March 31, 1998 as compared to the same periods last year. Increases in loan balances and interest earning deposits offset the increases in deposit balances enough to produce a favorable net interest margin. Management believes this growth will continue throughout fiscal 1998.

PROVISION FOR LOAN LOSSES

 The provision for loan losses expense decreased $293,344 for the quarter and $302,625 for the six months ended March
31, 1998 as compared to the same periods ended March 31, 1997. Following the sale of the Hinesville office, Management decided to allocate over $285,000 of the gain to the loan loss provision. This charge was not present in the current reporting periods. The loan loss provision at March 31, 1998 was over $1,000,000, which is well over the necessary regulatory requirements. Management feels the reserve is at adequate levels and does not warrant any transfers from earnings at this time. Net Interest Income after Provision for Loan Losses for the quarter ended March
31, 1998 increased $645,937, or 57.88% from the same period last year and $936,794, or 37.60% for the six month period ended March 31, 1998 over March 31, 1997.

OTHER INCOME

Other Income for the quarter decreased $292,618, or 40.45% from the same quarter the previous year and $125,009, or 12.64%, for the six month period ended March 31, 1998 as compared to March 31, 1997. The Bank realized a gain on the sale of the Hinesville office of $433,946 in March of 1997. Since this gain was not present in 1998, the numbers are somewhat deflated. Loan servicing fees increased
$82,247 (65.42%) for the quarter and $169,463 (74.90) for
the six month period ended March 31, 1998. Deposit service charges increased $63,090 (42.42%) for the quarter and $140,621 (46.02%) for the six month period ended March 31,

1998. As the Bank's loan and deposit balances increase steadily, these particular areas increase also.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 1998 increased $256,062, or 21.73%, over the quarter ended March
31, 1997. Other expenses for the quarter ended March 31, 1998 increased $449,531, or 19.23%, over the six month period ended March 31, 1997. Personnel expense increased
$146,053, or 25.03% in the three month period ending March
31, 1998 over March 31, 1997, and $254,089, or 22.14 for
the six month period ended March 31, 1998 over the same period last year. The Bank has added several new employees to help with the growth the Bank is experiencing. Federal insurance premiums increased $15,635, or 339.82% for the three month period ended March 31, 1998 over the same period in 1997. However, for the six month period ended
March 31, 1998, federal insurance premiums decreased
$32,009 (44.34%) as compared to March 31, 1997.  The
special SAIF assessment lowered the insurance rate beginning January of 1997, so going forward from this quarter will show more parity between the two years on a quarterly basis. On a year to date basis, this figure will be lower because the SAIF assessment was absorbed the first quarter of fiscal 1997.

  The Bank accrued $280,908 in income taxes for the quarter ended March 31, 1998, an increase of $36,098 (14.75%) over the same quarter in 1996.


FINANCIAL CONDITION

ASSETS

Cash increased $1,474,388, or 49.39%, over the six month period ended March 31, 1998. With the increase in transaction deposit accounts, the Bank has kept higher cash balances. Interest bearing deposits in other banks decreased $1,201,946, or 78.88%, over the same period due to the high loan demand. The Bank is quickly turning over new deposit balances into new loan disbursements.
Investment securities increased $764,914, or 7.94% from September 30, 1997 to March 31, 1998. As several bonds matured, the Bank replaced them with larger bonds carrying a more favorable interest rate.

Loans receivable increased $14,419,475, or 10.46% as of ended March 31, 1998 over September 30, 1997. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the bank has been successful in drawing strong, safe loans to the bank. The
Bank's Loan portfolio is as follows:

                  LOANS RECEIVABLE

		                                          3/31/98	             9/30/97
                                        ---------------      --------------
Real estate mortgage loans	          $  	105,063,034 	         102,419,019
Real estate construction loans		          27,295,386 	          16,996,563
Consumer loans		                          11,240,217 	          10,383,515
Commercial and other loans		               9,948,590 	           9,137,932
                                        ---------------      --------------
                                       		153,547,227 	         138,937,029

Less:
   Deferred loan fees		                       69,972 	             (12,921)
   Unearned interest income		                 81,566 	              72,995
   Allowance for loan losses		             1,111,581 	           1,012,322
                                        ---------------      --------------
                                    	$	  152,284,108 	         137,864,633
                                        ===============      ==============

Management's evaluation of the risk elements in the loan portfolio is the basis for the allowance for loan losses.
The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. For the six month period ending March 31, 1998, Management allocated $3,307 of earnings to the provision for loan losses. At March 31, 1998, the Bank believes its allowance for loan losses is adequate to provide for future losses.

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

         ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

		                                          03/31/98 	             03/31/97
			                                       -------------          -------------
Beginning balance	                      $	  1,012,322 	             955,288
Loans charged-off:
 Real estate construction		                    -	                    -
 Real estate mortgage		                         8,664 	             185,696
 Consumer and other		                          28,482 	             162,520
                                           ------------           ------------
    Total charge offs		                        37,146 	             348,216

Recoveries:
 Real estate construction		                    -	                    -
 Real estate mortgage		                        51,340 	              32,939
 Consumer and other		                          81,758 	              62,632
                                           ------------            ----------
   Total recoveries		                         133,098 	              95,571
			                                        ------------            ----------
Net charge-offs		                             (95,952)             	252,645

Provision charged to operations		               3,307 	             309,679
			                                        ------------           -----------
Balance at end of period	             $	    1,111,581 	           1,012,322
			                                        ============           ===========
Ratio of net charge-offs to
 average loans outstanding		                    -0.06%	               20.00%
                                           ------------           -----------

               ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

		                                            03/31/98 	            09/30/97
			                                        ---------------     ----------------
Non-accruing Loans
Real estate
 Construction	                             $	   203,187 	               -
 Mortgage		                                   2,370,660 	           1,914,640
Consumer		                                       64,193 	              44,781
                                            -------------         -------------
  Total non-accruing loans		                  2,638,040 	           1,959,421
			                                         -------------         -------------
Past Due Loans
Real estate
 Construction                                   		-	                     -
 Mortgage		                                       -	                     -
Consumer		                                        -	                     -
                                            -------------          ------------
   Total past due loans		                         -                     	-
			                                         -------------          ------------
Total non-accruing
 and past due loans	                      $	  2,638,040 	            1,959,421
			                                         =============          ============
Percentage of total loans		                       1.73%	                 1.41%
			                                         =============          ============
Real estate acquired
 through foreclosure	                     $	     240,008 	             423,000
			                                         =============          ============
Total non-accruing,past due
loans, and nonperforming assets.	         $	   2,878,048 	           2,382,421
                                            -------------          ------------

LIABILITIES

Deposits have increased $15,436,093, or 11.88%, for the six
month period ended March 31, 1998.   Along with loans, the
Bank has been working hard to increase its market share in Glynn County's deposit business. As the numbers dictate, First Georgia has been somewhat successful in soliciting new deposit business. While the Bank did decrease its borrowing position with the Federal Home Loan Bank by $900,000 (6.27%) over the three month period, the Bank secured a fed funds line with another institution to provide short term borrowings (or investment of excess cash). At March 31, 1998, these borrowings stood at $190,000.

 PART II

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

First Georgia Holding, Inc. had its Annual Meeting of
Shareholders on January 20, 1998. The principal business of the meeting was to elect the Company's Class III
Directors.  This class of directors consisted of James D.
Moore, D. Lamont Shell, and M. Frank Deloach,III.

The results of the vote were as follows:

For	                    2,682,983
Withhold Authority	           118
                       -------------
  Total votes	          2,683,101


ITEM 6.	EXHIBITS AND REPORTS ON FORM 80K

The Bank filed no reports on Form 8-K for the quarter ended
March 31, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: APRIL 30, 1998                  		BY: /S/ G. FRED COOLIDGE III
     ----------------                      -------------------------
								                                   G. Fred Coolidge III
                                        			Executive Vice President
                                          	Chief Financial Officer