Form 10QSB
period 1998-06-30
FIRST GEORGIA HOLDING INC
filed 1998-07-30
CIK 826491

FORM 10-QSB

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

          (Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
           For  the  quarterly  period  ended  June  30,  1998

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

            For the transition period from ___________ to _________

                         Commission file number 0-16657

                           FIRST GEORGIA HOLDING, INC.

Georgia                                               58-1781773
(State or other                          (IRS  Employer   Identification   No.)
jurisdiction  or incorporation  or
organization)

                             1703 Gloucester Street
                            Brunswick, Georgia 31520
                               (Issuer's Address)

                                 (912) 267-7283
                          (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

       Number of shares of Common Stock outstanding as of June 30, 1998.


                                    4,798,972

                                                        PART I
                                                FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

                                                                           Page

Consolidated Balance Sheets as of
 June 30, 1998 and September 30, 1997                                        3


Consolidated Income Statements for the
 Three Months Ended June 30, 1998 & 1997  ........                           4

Consolidated Cash Flow Statements for
 the Three Months ended June 30, 1998 & 1997 and
 the Six Months ended June 30, 1998 & 1997  ......                           5

Notes to Consolidated Financial Statements .......                           6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations .............                           7



      PART II

Item 6  ..........Exhibits and Reports on Form 8-K                          14

                           FIRST GEORGIA HOLDING, INC.
                           CONSOLIDATED BALANCE SHEETS

Assets:                                         06/30/98          09/30/97
                                               ---------------------------------

Cash and cash equivalents                      $   4,636,361     2,985,350
Interest bearing deposits in other banks           2,616,600     1,523,777
Investment securities to be held to maturity,
 fair value approximately $9,923,000 at
 June 30, 1998 and $9,692,000 at
 September 30, 1997                                9,760,688     9,634,453
Loans receivable, net                            155,013,333   137,864,633
Real Estate Owned                                    343,633       423,000
Federal Home Loan Bank stock, at cost              1,160,300     1,160,300
Premises and equipment, net                        4,033,656     3,181,618
Accrued interest receivable                        1,049,637       960,160
Intangible assets, net                               945,925     1,029,715
Other assets                                       1,246,045       938,491
                                                 --------------------------

                                               $ 180,806,178   159,701,497
                                                 ==========================

Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                  $ 152,001,932   129,889,936
     Federal Home Loan Bank advances              11,100,000    14,350,000
     Other borrowed money                                  -             -
     Accrued interest payable                        564,811       496,305
     Accrued expenses and other liabilities        2,401,203     1,617,986
                                                 --------------------------

                                                 166,067,946   146,354,227
                                                 --------------------------
Stockholders' Equity
Common stock, $1.00 par value.                     4,798,972     3,052,319
     Additional paid-in capital                    2,715,259     4,223,197
     Retained earnings                             7,224,001     6,071,754
                                                 --------------------------

                                                  14,738,232    13,347,270
                                                 --------------------------

                                               $ 180,806,178   159,701,497
                                                 ==========================

See accompanying notes to consolidated financial statements.

                           FIRST GEORGIA HOLDING, INC.
                         CONSOLIDATED INCOME STATEMENTS

                                   Three Months Ended      Nine Months Ended
                               -------------------------------------------------
                                06/30/98     06/30/97     06/30/98     06/30/97
                               -------------------------------------------------

Interest Income:
    Loans                      $3,691,462   3,021,028    10,523,168  8,794,825
    Investment securities         172,340     142,776       529,443    446,830
    Other                          22,538      19,816        42,892    158,113
                                ---------- ----------    ---------- ----------
      Total interest income     3,886,340   3,183,620    11,095,503  9,399,768
                                ---------- ----------    ---------- ----------
Interest Expense:
   Deposits                     1,810,798   1,483,996     5,136,605  4,553,123
   Advances and other
    borrowings                    210,195     209,975       661,889    563,550
                                ---------- ----------    ---------- ----------
      Total interest expense    2,020,993   1,693,971     5,798,494  5,116,673
                                ---------- ----------    ---------- ----------


      Net interest income       1,865,347   1,489,649     5,297,009  4,283,095

Provision for Loan Losses           1,680       1,614         4,987    307,546
                                ---------- ----------    ---------- ----------

   Net interest income after
    provision for loan losses   1,863,667   1,488,035     5,292,022  3,975,549
                                ---------- ----------    ---------- ----------

Other Income:
   Loan servicing fees            251,610     113,884       647,337    340,148
   Deposit service charges        246,961     176,472       693,172    482,062
   Gain on sale of foreclosed
    property                       23,586     (24,218)       29,125    (12,624)
   Gain on sale of branch             -           -             -      433,946
   Other operating income          15,944      12,365        32,218     23,731
                                 ---------- ----------    ---------- ----------

     Total other income           538,101     278,503     1,401,852  1,267,263
                                 ---------- ----------   ---------- ----------

Other Expenses:
 Salaries and employee benefits   754,081     576,998     2,155,869  1,724,697
 Premises and occupancy cost      310,148     274,652       885,572    794,547
 Amortization of intangibles       27,930      27,930        83,790     91,695
 Federal insurance premiums        20,612      20,300        60,790     92,487
 Other operating expenses         447,833     260,100     1,162,176    798,447
                                ---------- ----------    ---------- ----------

      Total other expenses      1,560,604   1,159,980     4,348,197  3,501,873
                                ---------- ----------    ---------- ----------
      Income before income taxes  841,164     606,558     2,345,677  1,740,939

Income taxes                      311,228     225,368       873,493    645,714
                                 ---------- ----------    ---------- ----------

    Net Income                 $  529,936     381,190     1,472,184  1,095,225
                                 ========== ==========   ========== ==========


Income per share of common stock $   0.10        0.08          0.29       0.24
                                  ========== ==========  ========== ==========

Weighted average number of
shares outstanding              4,798,972   4,578,479     4,764,693  4,578,479

See accompanying notes to consolidated financial statements

                           FIRST GEORGIA HOLDING, INC
                        CONSOLIDATED CASH FLOW STATEMENTS

                                                     NINE MONTHS ENDED JUNE 30,
                                                        1998           1997
                                                   ------------     -----------
OPERATING ACTIVITIES:
  Net income                                      $  1,472,184        714,035
  Adjustments to reconcile net income
    to net cash provided by operations:
    Provision for loan losses                            4,987        305,932
    Depreciation and amortization                      261,580        182,763
    Amortization of intangibles                         83,790        190,957
    Amortization of deferred loan fees                  81,320        (58,912)
    FHLB Stock Redemption                                  -          415,400
    (Gain)/Loss on sale of REO                         (30,311)       (11,594)
    (Increase) Decrease in accrued interest
      receivable                                       (89,477)           499
    Increase (decrease) in other assets               (307,554)       207,340
    Increase (decrease) in accrued expenses and
      liabilities                                      851,723       (487,005)
                                                   ------------     -----------

    Net Cash Provided By Operating Activities        2,328,242      1,459,415
                                                   ------------     -----------

INVESTING ACTIVITIES:
  Principal payments received on
   mortgage-backed securities                        1,106,757        527,091
  Maturities of investment securities                1,100,000      2,589,063
  Purchase of investment securities                 (2,328,671)           -
  Loan originations, net of principal
   repayments                                      (17,648,274)    (4,185,215)
  Purchase of Premesis and equipment                (1,117,939)      (154,406)
  Proceeds from the sale of premesis and
   equipment                                           522,945        235,283
  Proceeds from the sale of real estate                    -          148,254
                                                   ------------     -----------

    Net Cash Used By Investing Activities          (18,365,182)      (839,930)
                                                   ------------     -----------

FINANCING ACTIVITIES:

  Net increase (decrease) in deposits               22,111,996     (1,136,400)
 (Repayments of) Proceeds from other
   borrowings                                              -              -
  Proceeds from FHLB Advances                       18,350,000      1,750,000
  Repayments of FHLB Advances                      (21,600,000)      (500,000)
  Net Proceeds from stock options                      239,663            -
  Cash Dividends paid                                 (320,885)      (162,793)
                                                   ------------     -----------

    Net Cash Provided by Financing Activities       18,780,774        (49,193)
                                                   ------------     -----------

Increase In Cash And Cash Equivalents                2,743,834        570,292
Cash and Cash equivalents at beginning of year       4,509,127      5,910,678
                                                   ------------     -----------

Cash and cash equivalents at end of quarter       $  7,252,961      6,480,970
                                                   ============     ===========

See accompanying notes to consolidated financial statements

                           FIRST GEORGIA HOLDING, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION


         In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 1998 and September 30, 1997. Also included are the results of its operations and changes in financial position for the three months ended June 30, 1998 and 1997, and also the nine months ended June 30, 1998 and 1997. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

                           FIRST GEORGIA HOLDING, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY
---------


         First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 7.14% and 4.38% at June 30, 1998 and September 30, 1998, respectively.

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

CAPITAL RESOURCES
-----------------

         The following is a reconciliation at June 30, 1998 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
  Stockholders' Equity                                                14,634,000

Less:
  Intangible Assets                                                      946,000
                                                                      ----------
         Tangible Capital                                             13,688,000


Plus:
  Qualifying intangible assets                                           946,000
                                                                      ----------
     Core Capital                                                     14,634,000

Plus:
 Supplemental Capital                                                  1,071,000
                                                                      ----------
     Risk-based Capital                                               15,705,000
                                                                      ==========

         Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At June 30, 1998, the Bank met all three capital requirements.

         The Bank's regulatory capital and the required minimum amounts at June 30, 1998 are summarized as follows:

--------------------------------------------------------------------------------
                Bank Capital        Required Minimum Amount  Excess (Deficiency)
--------------------------------------------------------------------------------
                %         $            %         $              %        $
--------------------------------------------------------------------------------
Tangible
 Capital: ... 7.61%   13,688,000     1.50%    2,699,000       6.11%  10,989,000
--------------------------------------------------------------------------------
Core Capital: 8.09%   14,634,000     4.00%    7,235,000       4.09%   7,399,000
--------------------------------------------------------------------------------
Risk-based
 Capital: ...10.03%   15,705,000     8.00%   12,525,000       2.03%   3,180,000
--------------------------------------------------------------------------------



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

                                          Tier 1
                                        Risk-Based     Risk-based      Leverage
                                       Capital Ratio  Capital Ratio     Ratio
                                      -------------  ------------   ------------

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

         At June 30, 1998, the Bank's Tier 1 risk-based capital ratio was 9.35%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

         The Bank's capital position changed during the quarter ended June 30, 1998. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

                             RESULTS OF OPERATIONS

INTEREST INCOME
---------------

         Interest income on loans increased $670,434, or 22.19%, for the three month period ended June 30, 1998 and $1,728,343, or 19.65% for the six month period ended June 30, 1998 as compared to the same period in 1997. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes, as evident by its low real estate foreclosed balances. Management expects loan demand to maintain healthy levels. Interest on investments increased $29,564, or 20.71% for the quarter and $82,613, or 18.49% for the six month period ended June 30, 1998 compared to June 30, 1997. In the last nine months, the Bank had some low interest investments mature and used the proceeds to purchase some investments which would generate more income. Other interest income for the quarter ended June 30, 1998 increased $2,722, or 13.74% as compared to the same quarter ended June 30, 1997. For the nine month period ended June 30, 1998, other income decreased $115,221, or 72.87% as compared to the same period ended June 30, 1997. In the last quarter, the Bank has seen tremendous growth in its deposit balances. The Bank is offering new deposit products, such as free checking, which has been accepted favorably in the marketplace. Consequently, the bank has been able to put money into short-term earning vehicles, such as overnight Fed Funds.

INTEREST EXPENSE
----------------

         Interest Expense increased $328,022 (19.31%) for the quarter ended June 30, 1998 and $681,821 (13.33%) for the nine month period ended June 30, 1998 as compared to the same period in 1997. Interest on deposits increased $326,802 (22.02%) for the three month period ended June 30, 1998 and $583,482 (12.81) for the nine month period ended June 30, 1998 compared to the same periods ended June 30, 1997. Average deposit balances increased approximately $21,763,000 in the nine month period from September 30, 1998 to June 30, 1998. The market place in which the Bank operates is extremely conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit demand. Interest on borrowings increased $220, or 0.10% for the quarter and $98,339, or 17.45% for the nine month period ending June 30, 1998. The increased flow of money into the Bank from deposits has made it possible to pay off several Federal Home Loan Bank advances and other borrowings the Bank had.

NET INTEREST INCOME
-------------------

         Net Interest Income increased $375,698, or 25.22% for the quarter and $1,013,914, or 23.67% for the nine month period ended June 30, 1998 as compared to the same periods last year. While increases in loan balances and interest earning deposits have contributed to the increase, the substantial increase in non-interest bearing deposits held by the Bank has been the deciding factor in the quick increase. Management believes this growth will continue throughout fiscal 1998.

PROVISION FOR LOAN LOSSES

          The provision for loan losses expense increased $66 for the quarter and decreased $302,559 for the six months ended June 30, 1998 as compared to the same periods ended June 30, 1997. Following the sale of the Hinesville office, Management decided to allocate over $285,000 of the gain to the loan loss provision. This charge was not present in the current reporting periods. The loan loss provision at June 30, 1998 was over $1,000,000, which is well over the necessary regulatory requirements. Management feels the reserve is at adequate levels and does not warrant any transfers from earnings at this time. Net Interest Income after Provision for Loan Losses for the quarter ended June 30, 1998 increased $375632, or 25.24% from the same period last year and $1,316,473, or 33.11% for the nine month period ended June 30, 1998 over June 30, 1997.

OTHER INCOME

         Other Income for the quarter increased $259,598, or 93.21% from the same quarter the previous year and $134,589, or 10.62%, for the nine month period ended June 30, 1998 as compared to March 31, 1997. The Bank realized a gain on the sale of the Hinesville office of $433,946 in March of 1997. Even though the 1997 numbers were inflated by this gain, the current year still outperformed the previous year. Loan servicing fees increased $137,726 (120.94%) for the quarter and $307,189 (90.30) for the nine month period ended June 30, 1998. Deposit service charges increased $70,489 (39.94%) for the quarter and $211,110 (43.79%) for the nine month period ended June 30, 1998. As the Bank's loan and deposit balances increase steadily, these particular areas increase also.

OTHER EXPENSES

         Other expenses for the quarter ended June 30, 1998 increased $400,624, or 34.54%, over the quarter ended June 30, 1997. Other expenses for the nine month period ended June 30, 1998 increased $846,324, or 24.17%, over the nine month period ended March 31, 1997. Personnel expense increased $177,083, or 30.69% in the three month period ending June 30, 1998 over June 30, 1997, and $431,172, or 25.00% for the nine month period ended June 30, 1998 over the same period last year. The Bank has added several new employees to help with the growth the Bank is experiencing. Management does not forsee any extraordinary hiring concerns for the remainder of the year. Other expenses increased $187,733, or 72.18%, for the quarter and $363,729, or 45.55% for the nine month period ended June 30, 1998 as compared to last year. In preparing to offer more services for our customers and to comply with Year 2000 guidelines, the Bank is installing a new computer network and mainframe system. These installations has generated several data processing costs to bring them online. Also, advertising expense has increased somewhat as Management has stepped up efforts to make our presence known throughout the marketplace.

           The Bank increased its accrual for income taxes by $148,746 (39.02%) for the quarter and $376,959 (34.42%) for the nine month period ended June 30, 1998 as compared to the same period in 1997.


                               FINANCIAL CONDITION

ASSETS
------

         Cash increased $1,651,011, or 55.30%, over the nine month period ended June 30, 1998. With the increase in transaction deposit accounts, the Bank has kept higher cash balances. Interest bearing deposits in other banks increased $1,092,823, or 71.72%, over the same period due to the higher deposit balances. The Bank is quickly turning over new deposit balances into new loan disbursements. Premises and equipment increased $852,038, or 26.78%. The Bank built and opened its permanent facility at the North Brunswick location this quarter, which accounts for the increase.

         Loans receivable increased $17,148,700, or 12.44% as of ended June 30, 1998 over September 30, 1997. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the bank has been successful in drawing strong, safe loans to the bank. The Bank's Loan portfolio is as follows:

                                LOANS RECEIVABLE

                                         6/30/98          9/30/97
                                  ----------------------------------
Real estate mortgage loans      $      103,475,288      102,419,019
Real estate construction loans          28,061,726       16,996,563
Consumer loans                          11,793,058       10,383,515
Commercial and other loans              12,910,758        9,137,932
                                  ----------------------------------
                                       156,240,830      138,937,029

Less:
   Deferred loan fees                       94,241          (12,921)
   Unearned interest income                 62,795           72,995
   Allowance for loan losses             1,070,464        1,012,322
                                  ----------------------------------
                                $      155,013,330      137,864,633
                                  ==================================

Management's evaluation of the risk elements in the loan portfolio is the basis for the allowance for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. For the nine month period ending June 30, 1998, Management allocated $4,987 of earnings to the provision for loan losses. June 30, 1998, the Bank believes its allowance for loan losses is adequate to provide for future losses.

         The following tables illustrate the Bank's allowance for loan losses and its problem loans. When a loan has been past due ninety days or more, Management reevaluates the loan and its underlying risk elements to determine if it should be placed on nonaccrual status. These loans are loans for which unpaid interest is not recognized in income. Past due loans are loans which are ninety days or more delinquent and still accruing interest.


                      ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                06/30/98             09/30/97
                                      -----------------------------------------

Beginning balance                   $           1,012,322              955,288
Loans charged-off:
 Real estate construction                              -                   -
 Real estate mortgage                               8,664              185,696
 Consumer and other                                28,482              162,520
                                      -----------------------------------------
    Total charge offs                              37,146              348,216
                                      -----------------------------------------

Recoveries:
 Real estate construction                              -                   -
 Real estate mortgage                              51,340               32,939
 Consumer and other                                81,758               62,632
                                      -----------------------------------------
   Total recoveries                               133,098               95,571
                                      -----------------------------------------

Net charge-offs                                   (95,952)             252,645

Provision charged to operations                     4,987              309,679
                                      -----------------------------------------

Balance at end of period            $           1,113,261            1,012,322
                                      =========================================

Ratio of net charge-offs to
 average loans outstanding                          -0.06%               20.00%
                                      =========================================

                          ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

                                              06/30/98             09/30/97
                                   ------------------------------------------

Non-accruing Loans
Real estate
 Construction                    $              203,187                   -
 Mortgage                                     2,370,660            1,914,640
Consumer                                         64,193               44,781
                                   ------------------------------------------
  Total non-accruing loans                    2,638,040            1,959,421
                                   ------------------------------------------

Past Due Loans
Real estate
 Construction                                        -                    -
 Mortgage                                            -                    -
Consumer                                             -                    -
                                   ------------------------------------------
   Total past due loans                              -                    -
                                   ------------------------------------------

Total non-accruing
 and past due loans              $            2,638,040            1,959,421
                                   ==========================================

Percentage of total loans                          1.70%                1.41%
                                   ==========================================

Real estate acquired
 through foreclosure             $              343,633              423,000
                                   ==========================================

Total non-accruing,past due
loans, and nonperforming assets. $            2,981,673            2,382,421
                                   ==========================================



LIABILITIES
-----------

         Deposits have increased $22,111,996, or 17.02%, for the nine month period ended June 30, 1998. The Bank has been working hard to increase its market share in Glynn County's deposit business. As the numbers dictate, First Georgia has been somewhat successful in soliciting new deposit business. With the increase of deposit balances, the Bank has paid off several of its Federal Home Loan Bank advances, as evidenced by the decrease of $3,250,000, or 22.65%. Much of this money was replaced with the inflow of non-interest bearing deposits.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 80K

         The Bank filed no reports on Form 8-K for the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:            07/29/98                         BY:/s/ G. FRED COOLIDGE III
---------------------------                         ---------------------------
                                                    G. Fred Coolidge III
                                                    Executive Vice President
                                                    Chief Financial Officer