Form 10KSB
period 1998-03-31
FIRST GEORGIA HOLDING INC
filed 1998-12-30
CIK 826491

FORM 10-QSB


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

Form 10-KSB

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         (FEE REQUIRED)

For the fiscal year ended    September 30, 1998
                            --------------------
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
         (NO FEE REQUIRED)

For the transition period  _____________   to _____________

Commission file number:     0-16657

                            FIRST GEORGIA HOLDING, INC.
                            ---------------------------
                          (Name of Small Business Issuer)

 Georgia                                                       58-1781773
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation       (IRS Employer Identification
 or organization)                                    Number)

                  1703 Gloucester Street, Brunswick, GA 31521
                 -----------------------------------------------
                   (Address of principal executive offices)

Registrant's telephone number, including area code:              (912) 267-7283
Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      Common Stock,
                                                                 par value $1.00

     Check whether the issuer (1) has filed all reports  required to be filed by section 12 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [ X ] No [ ] Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ] State issuer's revenues for its most recent fiscal year $17,074,848 State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1998: 4,798,972 Shares of Common Stock, $1.00 par value -- $40,791,262 based upon approximate market value of $8.50 per share at December 1, 1998. State the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1998: Common Stock, $1.00 par value --4,798,972 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held January 19, 1999 are incorporated by reference into Part I and Part III. Portions of the Company's Annual Report (the "Annual Report") to Shareholders for the year ended September 30, 1998 are incorporated by reference into Part I, Part II and Part III.

FIRST GEORGIA HOLDING, INC.

FORM 10-KSB

INDEX

Part I                                                               PAGE

Item 1. Business ...............................................       3
Item 2. Description of Properties ..............................      34
Item 3. Legal Proceedings ......................................      35
Item 4. Submission of Matters to a Vote of
          Security Holders .....................................      35

Part II

Item 5. Market for Common Equity and Related
          Stockholder Matters ..................................      35
Item 6. Management's Discussion and Analysis or Plan ...........      35
Item 7. Financial Statements ...................................      35
Item 8. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure ...............      35

Part III

Item 9. Directors, Executive Officers, Promoters and
          Control Persons;  Compliance with
          Section 16(a) of the Exchange Act ....................      36

Item 10.Executive Compensation..................................      36
Item 11.Security Ownership of Certain
          Beneficial Owners and Management .....................      36
Item 12.Certain Relationships and Related
          Transactions .........................................      36

Item 13.Exhibits and Reports on Form 8-K                              36

Signatures .....................................................      38
Exhibit Index ..................................................      40

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

     The holding company structure provides the Company with the ability to expand and diversify its financial services beyond those currently offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities, through existing or newly-formed subsidiaries, or through an acquisition or merger. Commencement of non-banking operations by subsidiaries, if they are organized, will be contingent upon approval by the Board of Directors of the Company and by regulatory authorities as appropriate. While the Company has no plans, arrangements, agreements or understandings regarding diversification through acquisition or development of other businesses, the Board of Directors believes that the holding company structure offers significant advantages.

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

Business of the Bank

     The Bank is a federal stock savings bank headquartered in Brunswick, Georgia. It was chartered in 1983 and opened for business on January 31, 1984 with approximately $8.6 million of acquired deposits.


     The Bank's business consists primarily of residential and consumer lending and retail banking. To a lesser extent the Bank engages in commercial real estate lending and construction lending.

     The Bank's retail banking operation consists of attracting deposits and making commercial and consumer loans. It attracts deposits by offering a wide array of banking services, including checking accounts, overdraft protection, various savings programs, IRAs, and four automated teller machines. Similarly, the Bank offers a full range of commercial loans, including short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans, as well as a full range of consumer loans, including automobile, boat, home improvement and other similar loans.

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

Summary of Financial Results

     First Georgia Holding, Inc. reported net income of $2,014,402 in 1998, an increase of $420,737 over 1997. Net interest income after provision for loan losses increased a total of $1,704,464, and other income increased by a total of $354,415, and other expenses increased $1,258,764 over 1997.

Return on Average Assets and Equity

     Return on average assets for the year ended September 30, 1998 was 1.21% as compared to 1.04% for the year ended September 30, 1997. Return on average equity for the year ended September 30, 1998 was 14.60% compared to 12.55% for the year ended September 30, 1997. These increases were due primarily to an increase in loan volumes and deposit balances.

SELECTED STATISTICAL INFORMATION

     The following tables set forth certain statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.


                                 Years Ended September 30,

                                           --------------------------
                                            1998                1997
                                           --------------------------
Return on Average Assets                    1.21%               1.04%

Return on Average Equity                   14.60%              12.55%

Average Equity to Average Assets            8.29%               8.28%

Dividend Payout Ratio                      15.88%              10.22%

                          AVERAGE BALANCE SHEET
                                                      September 30,
                                             -----------------------------------
                                                   1998                1997
                                             -----------------------------------

Cash and due from banks                    $     1,584,680           3,524,884
Federal funds sold                               2,548,582                   -
Interest-bearing deposits in other banks           117,717           3,618,065

Investment securities held to maturity          10,191,649          10,585,567
Loans receivable, net                          148,704,293         127,953,987
Real estate owned                                  524,438             249,500
Federal Home Loan Bank stock                     1,160,300           1,160,300
Premises and equipment, net                      3,761,644           3,190,698
Intangible assets, net                             969,200           1,104,133
Accrued interest receivable                      1,049,348             916,855
Other assets                                     5,765,138           1,089,037
                                               -----------         -----------
                                               176,376,989         153,393,026
                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Deposits                                   145,008,705         124,790,096
    Federal Home Loan Bank advances             12,620,310          12,491,666
    Other borrowed money                           659,201              88,333
    Accrued expenses and other liabilities       3,750,244           3,319,512
                                               -----------         -----------
                                               162,038,460         140,689,607
Stockholders' equity                            14,338,529          12,703,419
                                               -----------         -----------
 Total liabilities and stockholders equity     176,376,989         153,393,026
                                               ===========         ===========

                                                   Years Ended September 30,
                                               --------------------------------
                                                    1998             1997
                                               --------------------------------

Interest earned on:

Loans                                       $      14,234,483       11,975,499
Investment securities                                 699,616          610,423
Other                                                 143,615          198,010
                                               --------------------------------
     Total interest income                         15,077,714       12,783,932
                                               --------------------------------
Interest paid on:
Deposits                                            7,021,354        6,175,696
Federal Home Loan Bank advances
and other borrowings                                  810,335          763,159
                                               --------------------------------
      Total Interest expense                        7,831,689        6,938,855
                                               --------------------------------
NET INTEREST EARNED                         $       7,246,025        5,845,077
                                               ================================


Average percentage earned on:
Loans                                                    9.57%            9.36%
Taxable investment securities                            6.84%            5.76%
Other                                                    5.39%            5.47%
     Total interest earning assets                       9.33%            8.99%

Average percentage paid on:
Deposits                                                 5.04%            4.95%
Federal Home Loan Bank advances
  and other borrowings                                   6.10%            6.07%
      Total interest bearing liabilities                 5.13%            5.05%

NET YIELD ON INTEREST EARNING ASSETS                     4.48%            4.11%
                                               ================================

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

Loan Portfolio Analysis

     The Bank's net loan portfolio totaled approximately $151,253,000 at September 30, 1998, representing approximately 79% of its total assets. On that date, approximately 68% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

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

     Set forth on the next page is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.


LOAN ANALYSIS

                                                      September 30,
                                           ------------------------------------
                                                1998                 1997
                                           ------------------------------------
Loans by Type of Security:                           (In Thousands)

Real Estate Loans:
  Residential:
    One-four family:
      Conventional                $        88,002   36.48%    77,272     56.05%
      FHA-VA                                  245    0.10%       253      0.18%
      Multi-family conventional             1,761    0.73%       462      0.33%
                                        ----------------------------------------
         Total residential                 90,008   37.31%    77,987     56.56%

Commercial property                        24,492   10.15%    24,431     17.72%
Land development and other                 15,438    6.40%    16,997     12.33%
Less loans held for sale                        -    0.00%         -      0.00%
                                        ----------------------------------------
    Total real estate loans               129,938   53.86%   119,415     86.61%

Non-real estate loans                      22,423    9.29%    19,522     14.16%
Unearned interest income                      (56)  -0.02%       (73)    -0.05%
Allowances for loan losses                   (969)  -0.40%    (1,012)    -0.73%
Deferred loan (fees) cost                     (83)  -0.03%        13      0.01%
                                        ----------------------------------------
   Total                          $       241,261  100.00%   215,852    100.00%
                                        ========================================

                                                 September 30,
                                       -----------------------------------------
                                               1998                   1997
                                       -----------------------------------------
Loans by Type of Loan:                  Thousands)

Real Estate Loans:
   Loans on existing property:
     Fixed rate                          $25,996    17.19%      21,713    15.75%
    One year ARM and variable rate(1)     76,005    50.25%      79,137    57.40%
    Three year ARM                           828     0.55%       1,568     1.13%
Construction loans                        27,109    17.92%      16,997    12.33%
Less loans held for sale                       -     0.00%           -     0.00%
                                       -----------------------------------------
  Total real estate loans                129,938    85.91%     119,415    86.61%

Consumer loans                            11,830     7.82%      10,384     7.53%
Commercial and other loans                10,593     7.00%       9,138     6.63%
Unearned interest income                     (56)   -0.04%         (73)   -0.05%
Allowance for loan losses                   (969)   -0.64%      (1,012)   -0.73%
Deferred loan (fees) cost                    (83)   -0.05%          13     0.01%
                                       -----------------------------------------
Total                                    151,253   100.00%     137,865   100.00%
                                       =========================================
(1) An ARM is an adjustable rate mortgage

LOAN MATURITY SCHEDULE

     The following table sets forth certain information at September 30, 1998 regarding the dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity , and overdrafts, are reported as due in one year or less. This table does not consider the repricing of loans to be maturities. Interest rate sensitivity is incorprated herein by reference from the Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management in the Annual Report to Shareholders for 1998.


Maturities during year   Real Estate    Real Estate            Commercial
ended September 30,      Mortgage      Construction   Consumer  and other  Total
--------------------------------------------------------------------------------
                                         (In Thousands)

   1999            $     23,192        18,665         4,962      4,725   51,544
   2000                   7,407         8,444         1,970      2,298   20,119
   2001                   3,354             -         1,972        895    6,221
   2002                   2,404             -         1,852        818    5,074
 2003-2007                8,408             -           815      1,527   10,750
 2008-2012               13,397             -           200        330   13,927
After 2012               44,667             -            59          -   44,726
                     ----------------------------------------------------------
   Total           $    102,829        27,109        11,830     10,593  152,361
                     ==========================================================
                             Less: Unearned interest income                 (56)
                                   Allowance for Loan losses               (969)
                                   Deferred Loan Fees                       (83)
                                                                  --------------
                                                                $       151,253
                                                                  ==============


     The next table sets forth the dollar amount of all loans due more than one year after September 30, 1998 which have predetermined interest rates and which have floating or adjustable interest rates.

                                                                Commercial
                              Real Estate  Real Estate             and
                               Mortgage   Construction  Consumer  Other   Total
                             ---------------------------------------------------
                                                (In Thousands)
Predetermined rates      $   25,910          129        7,910     3,939   37,888

Floating or adjustable
   rates                     60,260       26,839        1,179     4,810   93,088
                             ---------------------------------------------------
                         $   86,170       26,968        9,089     8,749  130,976
                             =========== =======================================

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

Commercial Real Estate Loans

     Current regulations permit federal institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 1998, the Bank had 168% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust every one to three years. The rate is generally determined by reference to money center banks' prime rates. The Bank's commercial real estate loans have various terms, with the payments based on a 15 to 25 year amortization schedule, and have balloon maturities of 5 to 7 years. The Bank generally requires that such loans have a minimum debt service coverage of 1.15 and a loan-to-value ratio of not more than 90%.


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

Construction Loans

     The Bank originates construction loans on single family residences. Such construction loans generally have a term of 12 months or less. The interest rates charged by the Bank on construction loans are determined by reference to the prime rate charged by money center banks and vary depending upon the type of property, the loan amount and the credit worthiness of the borrower. The Bank generally requires personal guarantees of payment from the principals of the borrowing entities for the full amount of the loan, and it is the policy of the Bank to enforce guarantees in the event of non- payment of the loan.

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

     The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sales and leasing information based upon evaluation of similar projects, the use of independent engineers to examine plans and monitor construction and the borrower's cash flow projections upon completion. The Bank may require a performance bond in the amount of the construction contract based on management's evaluation of the project and the financial strength of the contractor and also requires personal guaranties of payment by the principals of any borrowing entity. At September 30, 1998, approximately $27,109,000 of the Bank's loan portfolio consisted of construction loans.


Consumer Loans

     Current regulations permit federal savings institutions to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans (such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $11,830,000 at September 30, 1998.


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

     The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The Bank's commercial loans

     primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors generally on an annual basis. At September 30, 1998, the Bank had approximately $8,964,000 outstanding in commercial loans. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, and changes in interest rates.

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


Loan Originations, Sales and Purchases

     It is a policy of the Bank not to originate for its own portfolio any long term fixed rate mortgage loans. The Bank instead originates long term fixed rate mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally continues to collect payments on the loans and otherwise to service the loans sold. The Bank retains a portion of the interest paid by the borrower on these loans as consideration for its servicing loans sold to others. At September 30, 1998, the Bank was servicing loans for others of approximately $9,050,000.

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

Loan Commitments

Upon loan approval, short-term commitments of 45 days are issued to the applicant and in most cases provide for the loan to be closed at the prevailing rate of interest as of the date of approval. At September 30, 1998 the Bank had loan commitments outstanding of approximately $702,000 excluding the undisbursed portion of loans in process.

Loan Origination Fees

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

At September 30, 1998, the following amounts of loans were classified as follows:

Special Mention           $3,157,000
Substandard                3,008,000
Doubtful                        -
Loss                            -
                      ------------------
                          $6,165,000
                      ==================

Nonaccrual, Past Due and Restructured Loans

The Bank has approximately $2,364,000 of loans in nonaccrual status at September 30, 1998. The Bank had approximately $1,959,000 of loans in nonaccrual status at September 30, 1997. The Bank has had no restructured loans.
 ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Company's Annual Report is incorporated by reference herein.) Had all nonaccrual loans at September 30, 1998 actually accrued interest for the full fiscal year, approximately $50,000 of additional interest income would have been added to fiscal 1998 earnings.

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

The allocation of the allowance for possible loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, 1998 and 1997 are presented in the following table.


                                                     September 30, 1998         September 30, 1997
                                                     -----------------------------------------------
                                                              Percent                     Percent
                                                              of loans                    of loans
                                                              in each                     in each
                                                     Amount   Category        Amount      Category
                                                     -----------------------------------------------
(In Thousands)
Balance at the end of the year applicable to:

   Commercial, financial, and agricultural       $    143       6.95%        $ 150          6.58%
   Real estate-construction                            34      17.79%           35         12.23%
   Real estate-mortgage                               287      67.49%          300         73.72%
   Consumer                                            38       7.77%           40          7.47%
   Unallocated                                        467        N/A           487          N/A
                                                     ----------------------------------------------
                                                 $    969     100.00%       $1,012        100.00%
                                                     ===============================================


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

At September 30, 1998, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.


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

Investment decisions are made by senior officers of the Bank. The actions of the officers are within policies established by the Board of Directors. At September 30, 1998 the investment portfolio totaled approximately $11,565,000.

The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.

INVESTMENT SECURITIES ANALYSIS

                                                        Weighted
                                             Amortized   Average
                                               Cost      Yield    Fair Value
                                            ---------------------------------
September 30, 1998:
Investment securities:
   Mortgage-backed securities and SBA's  $  10,720,230   6.25%   10,908,217
   State and municipal bonds                   845,000   6.95%      859,349
                                            --------------------------------
                                         $  11,565,230   6.30%   11,767,566
                                            ================================

                                                         Weighted
                                              Amortized   Average
                                                Cost       Yield    Fair Value
                                            -----------------------------------
September 30, 1997:
Investment securities:
   U.S. Government agencies              $   1,500,000     3.80%    1,471,809
   Mortgage-backed securities and SBA's      7,314,453     6.93%    7,403,565
   State and municipal bonds                   570,000     4.12%      566,483
   Corporate bonds                             250,000     8.50%      250,000
                                            ----------------------------------
                                         $   9,634,453     6.32%    9,691,857
                                            ==================================

A summary of investment and mortgage-backed securities by maturities as of September 30, 1998 follows:

                                                            Weighted
                                           Amortized         Average
                                              Cost            Yield   Fair Value
                                        ----------------------------------------
Investment Securities:
   Within 1 year                     $                 -         -             -
   After 1 year through 5 years                1,223,390      6.92%    1,242,008
   After 5 years through 10 years                244,798      7.43%      248,348
   After 10 years                             10,097,042      6.20%   10,277,210
                                        ----------------------------------------
                                     $        11,565,230      6.30%   11,767,566
                                        ========================================

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

                                          Year Ended September 30, 1998 vs. Year
                                                 Ended September 30, 1997
                                             -----------------------------------
(In Thousands)                                Total         Rate         Volume

Interest income:
 Loans                                    $    2,259         275         1,984
 Investment securities                            89         112           (23)
 Interest-bearing deposits in other banks        (54)         (3)          (51)
                                             ----------------------------------
Total interest-earning assets                  2,294         384         1,910
                                             ----------------------------------

Interest expense:
 Deposits                                        846          85           761
 Federal Home Loan Bank advances and
  other borrowings                                47           4            43
                                             ----------------------------------
Total interest-bearing liabilities               893          89           804
                                             ----------------------------------
Net interest income                       $    1,401         295         1,106
                                             ==================================

                                          Year Ended September 30, 1997 vs. Year
                                                Ended September 30, 1996
                                          ------------------------------------
(In Thousands)                                 Total       Rate         Volume
Interest income:
 Loans                                       $   989         12          977
 Investment securities                           (89)      (162)          73
 Interest-bearing deposits in other banks         90         (8)          98
                                            ---------------------------------
Total interest-earning assets                    990       (158)       1,148
                                            ---------------------------------

Interest expense:
 Deposits                                        493       (115)         608
 Federal Home Loan Bank advances and
  other borrowings                              (104)       (78)         (26)
                                            ---------------------------------
Total interest-bearing liabilities               389       (193)         582
                                            ---------------------------------
Net interest income                          $   601         35          566
                                            =================================

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

Deposits

Savings deposits in the Bank at September 30, 1998 and 1997 were represented by the various types of programs described as follows:


                                 DEPOSITS AT SEPTEMBER 30, 1998
                                                                                                    Balance
                                                                       Minimum       Weighted      (Dollars in   Percentage of
  Type of Account                    Term                              Amount      Average Rate     Thousands)   Total Deposits
--------------------------------------------------------------------------------------------------------------------------------
Easy Checking                                              $               -               -            4,320        2.65%
Commercial Checking                                                        -               -            8,689        5.33%
NOW Accounts                                                             750               1.25%       16,732       10.27%
Super NOW and MMDA                                                     1,000               2.30%        8,895        5.46%
Statement Savings                                                        100               2.35%        6,972        4.28%

Certificate of deposit accounts:
  Jumbo certificates:                30 days to 5 years              100,000               5.69%       20,874       12.81%
  Other time deposits:
    3 months                         3-5 months                        1,000               4.56%        2,757        1.69%
    6 months                         6-11 months                       1,000               5.55%       12,092        7.42%
    1 year                           12-17 months                        500               5.98%        3,554        2.18%
    1 years                          18-23 months                        500               5.98%       31,424       19.29%
    2 years                          24--29 months                       500               6.15%        1,176        0.72%
    2 years                          30-35 months                        500               6.15%       16,836       10.34%
    3 years                          36-41 months                        500               6.09%        2,583        1.59%
    3 years                          42-47 months                        500               6.09%           87        0.05%
    4 years                          48-59 months                        500               5.81%          772        0.47%
    5 years                          60 months                           500               6.39%        6,951        4.27%
  18 month IRA                       18 months                           500               6.14%       17,972       11.03%
   Other                             30 days               $             500               4.63%          204        0.13%
                                                                                     ---------------- --------------------
                                                                                           5.69%      162,890      100.00%
                                                                                     ================ ====================



Deposits at September 30, 1997 are represented on the next page.

   DEPOSITS AT SEPTEMBER 30, 1997

                                                                                                    Balance
                                                                   Minimum            Weighted     (Dollars in   Percentage of
Type of Account                    Term                             Amount           Average Rate   Thousands)   Total Deposits
--------------------------------------------------------------------------------------------------------------------------------
Easy Checking                                              $               -               -            1,937      1.49%
Commercial Checking                                                        -               -            4,055      3.12%
NOW Accounts                                                             750               1.25%       11,429      8.80%
Super NOW and MMDA                                                     1,000               2.30%        4,756      3.66%
Statement Savings                                                        100               2.35%        4,320      3.33%

Certificate of deposit accounts:
  Jumbo certificates:                30 days to 5 years              100,000               6.10%       18,900     14.55%
  Other time deposits:
    3 months                         3-5 months                        1,000               4.57%          358      0.28%
    6 months                         6-11 months                       1,000               5.26%        4,284      3.30%
    1 year                           12-17 months                        500               5.66%       37,863     29.15%
    1 years                          18-23 months                        500               6.21%          433      0.33%
    2 years                          24--29 months                       500               6.21%        6,196      4.77%
    2 years                          30-35 months                        500               5.91%        1,303      1.00%
    3 years                          36-41 months                        500               5.91%        6,067      4.67%
    3 years                          42-47 months                        500               6.10%          101      0.08%
    4 years                          48-59 months                        500               6.10%        1,514      1.17%
    5 years                          60 months                           500               6.10%        9,028      6.95%
  18 month IRA                       18 months                           500               5.94%       16,043     12.35%
   Other                             30 days               $             500               4.57%        1,303      1.00%
                                                                                 ----------------    --------------------
                                                                                           4.$7%      129,890    100.00%
                                                                                 ================    ====================

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

The following table sets forth the composition of deposits, excluding accrued interest payable, by type and interest rate at the dates indicated.

                                                 September 30,
                                                 -------------------------------
                                                   1998         1997     1996
                                                 -------------------------------
Access accounts:
 Commercial checking - 0.00%                  $   13,011       5,992     6,266
 NOW accounts - 1.25%                             16,732      11,429    11,599
 Money Market deposit account - varable rate       8,895       4,756     2,410
 Statement savings - 2.30%                         6,972       4,320     4,565

Certificates of deposits:
 2.75% - 5.00%                                     1,975       2,564     6,408
 5.01% - 7.00%                                   109,912      98,628    81,918
 7.01% - 9.00%                                     5,393       2,201     8,389
                                                -------------------------------
Subtotal                                         162,890     129,890   121,555
 Accrued interest                                    573         496       548
                                                -------------------------------
Total                                         $  163,463     130,386   122,103
                                                ===============================


                                                   TIME DEPOSIT MATURITIES
                                                  Balances at September 30,
----------------------------------------------------------------------------------------------------
   Interest Rates           1999        2000         2001        2002     Thereafter      Total
----------------------------------------------------------------------------------------------------
                                                       (In Thousands)
 2.75% - 5.00%       $             -           6            -           -          47            53
 5.01% - 7.00%                85,185      19,939        4,174       1,732       4,396       115,426
 7.01% - 9.00%                   519         880            -         201         203         1,803
 9.01% - 11.00%                    -           -            -           -           -             -
                         ---------------------------------------------------------------------------
                     $        85,704      20,825        4,174       1,933       4,646       117,282
                         ===========================================================================


                         JUMBO CD MATURITIES
     Maturity                               September 30, 1998
     -----------                            --------------------
                                                (In Thousands)
Three months or less                            $       3,905
Three to six months                                     4,886
Six to twelve months                                    4,627
Over twelve months                                      7,456
                                                  ------------
       Total                                    $      20,874
                                                  ============

      AVERAGE DEPOSITS BY TYPE

                                   September 30, 1998        September 30, 1997
                                   ---------------------    --------------------
                                              Weighted                 Weighted
                                    Average   Average        Average    Average
                                    Balance    Rate          Balance     Rate
                                   ---------------------    --------------------
                                                    (In Thousands)
Non-interest bearing deposits    $    9,873    -              6,394      -
NOW's                                13,471    1.25%         11,633      1.25%
MMDA's                                6,894    2.35%          3,226      2.35%
Savings                               5,372    2.30%          4,384      2.30%
Time Deposits                       109,398    6.00%         99,153      5.94%
                                    -----------------       -------------------
   Total average deposits        $  145,008    5.04%        124,790      4.97%
                                    =================       ===================




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


                                       1998                             1997
                                 -----------------------------------------------
Due During Year Ending                       Weighted                Weighted
       September 30,               Amount   Average Rate   Amount   Average Rate
--------------------------------------------------------------------------------
            1998             $           -     -           7,750,000      5.90%
            1999                 2,100,000                 2,100,000      6.19%
            2000                 3,000,000     6.77%       3,000,000      6.77%
            2001                   500,000     7.90%         500,000      7.90%
            2002                 1,000,000     5.66%       1,000,000      5.66%
            2008                 2,000,000     5.51%               -      -
                                ------------------------------------------------
                             $   8,600,000     6.27%      14,350,000      5.79%
                                ================================================

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

The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

FEDERAL HOME LOAN BANK ADVANCES
                                                    At September 30,
                                 ----------------------------------------------
                                  1998              1997             1996
                                 ----------------------------------------------
Balance outstanding              $ 8,600,000         14,350,000     11,100,000
Weighted average rate                  6.27%              5.79%          6.44%
Maximum amount of short-term
 borrowings outstanding at any
 month end                       $11,600,000         10,150,000      5,198,000
Approximate average short-term
 borrowings outstanding          $ 7,688,427          7,100,000      4,092,000
Approximate weighted average
 paid on short-term borrowings(1)      4.98%              6.47%          7.27%
-------------------------------------------------------------------------------
(1) The average method used is the average end of month totals


Employees

At September 30, 1998,  the Bank employed 101  full-time  equivalent  employees.
Management  considers  relations  with its employees to be  excellent.  The Bank currently maintains a comprehensive  employee benefits program including,  among other benefits,  hospitalization  and major medical  insurance,  life insurance,
dental  insurance,   long  term  disability,   a  401(k)  plan  and  educational
assistance. Management considers these benefits to be generally competitive with those offered by competing financial institutions in its market area. The Bank's employees are not represented by any collective bargaining group.

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

Forward Looking Statements

This Annual Report on Form 10-KSB, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

(a) Possible  changes in economic and  business  conditions  that may affect the prevailing  interest rates,  the prevailing  rates of inflation or the amount of growth,  stagnation  or recession  in the global,  U.S.  and  southeastern  U.S.
economies,   the  value  of  investments,   collectibility  of  loans,  and  the
profitability of business entities;

(b) Possible changes in monetary and fiscal policies, laws and regulations, and other activities of governments, agencies and similar organizations;

(c) The effects of easing of restrictions on participants in the financial services industry, such as banks, securities brokers and dealers, investment companies and finance companies, and attendant changes in patterns and effects of competition in the financial services industry.

(d)  The  cost  and  other  effects  of  legal  and  administrative   cases  and
proceedings, claims, settlements and judgments;

(e) The ability of the Company to achieve the earnings  expectations  related to the acquired operations of recently-completed  and pending  acquisitions,  which depends on a variety of  factors,  including  (i) the  ability of the Company to achieve the anticipated  cost savings and revenue  enhancements  with respect to the acquired operations, (ii) the assimilation of the acquired operations to the
Company's  corporate  culture,  including  the ability to instill the  Company's credit  practices and efficient  approach to the acquired  operation,  (iii) the continued  growth of the markets in which the Company  operates  consistent with recent historical experience, (iv) the absence of material contingencies related
to  the   acquired   operations,   including   asset   quality  and   litigation
contingencies,  and (v) the Company's  ability to expand into new markets and to maintain profit margins in the fact of pricing pressures.



The words "believe," "expect," "anticipate," "project" and similar expressions signify forward looking statements. Readers are cautioned not to place undue reliance on any forward looking statements made by or on behalf of the Company.
Any such  statements  speak  only as of the date the  statement  was  made.  The
Company undertakes no obligation to update or revise any forward looking statements.

SUPERVISION AND REGULATION

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

        Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of an unaffiliated savings institution or savings and loan holding company without regulatory approval.



Bank Regulation

        General.  The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves,  loans, mergers, payment of dividends,  interest  rates,  establishment  of branches,  and other  aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less  frequently  than every 12 months,  unless the federal  savings bank (i) has assets of less than $250 million;  (ii) is well capitalized;  (iii)
was  found  to be well  managed  and its  composite  condition  was  found to be outstanding  (or  good,  if the bank had  total  assets  of not more  than  $100 million)  during  its  last  examination;  (iv)  is  not  subject  to  a  formal
enforcement   proceeding  or  an  order  from  the  Federal  Deposit   Insurance
Corporation  ("FDIC") or another  banking  agency;  and (v) has not  undergone a change of control during the previous  12-month  period.  Federal  savings banks must be  examined  no less  frequently  than every 18  months.  The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

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

        Capital Requirements. OTS regulations require that federal savings banks maintain (i) "tangible capital" in an amount of not less than 1.5% of total assets, (ii) "core capital" in an amount not less than 4.0% of total assets, and
(iii) a level of risk-based capital equal to 8% of risk-weighted  assets.  Under
OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions).
"Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

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

        OTS regulations also include an interest-rate risk in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This requirement does not have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to ensure that its standards provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

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


                                                        Tier 1
                       Tier 1           Risk-Based    Risk-Based
                       Capital           Capital       Capital         Other
--------------------------------------------------------------------------------

Well capitalized        5% or more      10% or above  6% or above   Not subject
                                                                    to a capital
                                                                    directive
Adequately capitalized  4% or more       8% or above  4% or above      --

Undercapitalized        Less than 4%    Less than 8%  Less than 4%     --

Significantly
 undercapitalized       Less than 3%    Less than 6%  Less than 3%     --

Critically
 undercapitalized       2% or less           --             --         --
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

        The down-grading of an institution's category is automatic in two situations: (i) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (ii) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The federal banking agencies may treat institutions in the well- capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

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

        An   institution   that  both  before  and  after  a  proposed   capital
distribution  has net capital equal to or in excess of its capital  requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators,  make capital  distributions in any calendar  year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the  association's  capital-to-assets  ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the  calendar  year or (ii)  75% of its  net  income  over  the  most  recent four-quarter  period.  No  regulatory  approval of the capital  distribution  is required, but prior notice must be given to the OTS.

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

        Liquidity.  Under applicable federal  regulations,  savings associations are required to maintain an average daily  balance of liquid  assets  (including cash,  certain time deposits,  certain bankers'  acceptances,  certain corporate debt securities and highly rated commercial paper,  securities of certain mutual
funds  and  specified  United  States   government,   state  or  federal  agency
obligations) equal to a monthly average of not less than a specified  percentage of the average  daily  balance of the  savings  association's  net  withdrawable deposits plus short-term borrowings.  Under HOLA, this liquidity requirement may be changed from time to time by the OTS to any amount  within the range of 4% to
10%  depending  upon  economic  conditions  and  the  deposit  flows  of  member institutions,  and currently is 4%.  Savings  institutions  also are required to maintain an average  daily  balance of  short-term  liquid assets at a specified percentage  (currently  1%) of the total of the average daily balance of its net withdrawable deposits and short-term borrowings.

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

        Community Reinvestment. Under the Community Reinvestment Act (the "CRA") and the implementing OTS regulations, federal savings banks have a continuing and affirmative obligation to help meet the credit needs of its local community, including low and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The CRA requires the board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. Bank's CRA performance will be assessed pursuant to the following criteria: (i) the Bank's loan to deposit ratio, adjusted for seasonal variation and as appropriate, other related lending activities such as loan originations for sale to the secondary markets, community development loans or qualified investments; (ii) the percentage of loans and, as appropriate, other lending related activities located in the Bank's assessment area; (iii) the Bank's record of lending to and, as appropriate, engaging in other lending related activities for borrowers of different income levels and businesses and farms of different sizes; (iv) the geographic distribution of the Bank's loans;
and (v) the Bank's record of taking action if warranted in response to written complaints about its performance in helping to meet credit needs in its assessment area.

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

        The  deposit  insurance  assessment  rate  charged  to each  institution depends on the  assessment  risk  classification  assigned to each  institution.
Under the  risk-classification  system,  each SAIF  member is assigned to one of three capital groups:  "well  capitalized,"  "adequately  capitalized," or "less than adequately  capitalized,"  as such terms are defined under the OTS's prompt
corrective  action  regulation   (discussed  above),   except  that  "less  than
adequately capitalized" includes any institution that is not well capitalized or adequately capitalized.  Within each capital group, institutions are assigned to one of three supervisory subgroups-"healthy"  (institutions that are financially sound with only a few minor  weaknesses),  "supervisory  concern"  (institutions
with   weaknesses   which,   if  not  corrected   could  result  in  significant
deterioration of the institution and increased risk to the SAIF) or "substantial supervisory concern"  (institutions that pose a substantial  probability of loss to the SAIF  unless  corrective  action  is  taken).  The FDIC will  place  each institution  into  one of nine  assessment  risk  classifications  based  on the institution's capital group and supervisory subgroup classification.

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

        The financial condition of the SAIF resulted in the adoption of the Deposit Insurance Funds Act of 1996 ("DIFA"), which was enacted on September 30,
1996 as part of the Omnibus Consolidated Appropriations Act. Under DIFA, a special one-time assessment of 65.7 cents per $100 of assessable SAIF deposits was collected on November 27, 1996 and applied retroactively to SAIF deposits as of March 31, 1995. DIFA provides that special assessments are deductible under
Section 162 of the Internal Revenue Code in the year in which the assessment is paid. After collection of the special assessment, the SAIF achieved its designated reserve ratio and SAIF premium rates became the same as BIF rates.
DIFA further provides that BIF and SAIF are to be merged,  creating the "Deposit
Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date. The Treasury Department submitted a report to Congress on the development of a common charter for all insured depository institutions. However, no Congressional action has been taken. See "Supervision and Regulation Elimination of Federal Savings Charter."

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

Elimination of Federal Savings Association Charter

        Legislation that would eliminate the federal savings bank charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new
Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.




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

Office                                   Lease Expiration Date    Net Book Value

Executive Office

1703 Gloucester Street                              owned               $807,491
Brunswick, GA 31520

Full Service Offices

Altama Avenue Office
4510 Altama Avenue                                   7/28/98                  --
Brunswick, GA 31520

Demere Village
2461 Demere Road                                     owned              $242,975
St. Simons Island, GA 31522

North Brunswick Office
2001 Commercial Drive South                          owned              $533,496
Brunswick, GA 31525

Wal-Mart Supercenter
150 Altama Connector                                 10/10/98                 --
Brunswick, GA 31525

Waycross
1010 Plant Avenue                                    owned              $179,822
Waycross, GA 31501

Blackshear
129 Highway 82 East                                  owned              $ 21,872
Blackshear, GA 31516




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

Item 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the Bank as of September 30, 1998 and 1997 and for each of the years in the three year period ended September 30, 1998, 1997, and 1996, and the report issued on the 1998 financials by the Company's independent certified public accountant, appear in the Annual Report and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

     On May 21, 1997, the Company filed a Form 8-K to disclose a change in auditor for the Company.

     On May 1, 1997,  the Company's  Board of Directors  elected to dismiss KPMG
Peat Marwick LLP as the independent auditors of the Company. On May 1, 1997, the
Company engaged Deloitte & Touche LLP to replace KPMG Peat Marwick LLP. Pursuant to Item 304 of the Regulation S-B, the Company discloses the following information:

1.       KPMG Peat Marwick LLP was dismissed on May 1, 1997.

2. The report prepared by KPMG Peat Marwick LLP on the consolidated financial statements of the Company for the fiscal years ended September 30, 1996 and 1995 did not contain an adverse opinion or disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope or accounting principles.

3. The decision to dismiss KPMG Peat Marwick LLP was recommended and approved by the Audit Committee of the Board of Directors.

4. There were no disagreements with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure or any other matter requiring disclosure pursuant to Item 304 of Regulation S-B.


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

(b)     Reports on Form 8-K:

No reports on Form 8-K were filed during the year ended September 30, 1998.





SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



FIRST GEORGIA HOLDING, INC.
(Registrant)


BY:  HENRY S. BISHOP
    ----------------
     Henry S. Bishop
     President




Date: December 21, 1998


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


        Signatures      Title   Date


HENRY S. BISHOP                      President and        December 21, 1998
---------------                      Director (principal
Henry S. Bishop                      executive officer)


B.W. BOWIE                           Director             December 21, 1998
--------------
B.W. Bowie


M. FRANK DELOACH III                 Director             December 21, 1998
-------------------
M. Frank Deloach III


TERRY DRIGGERS                       Director             December 21, 1998
---------------
Terry Driggers


ROY K. HODNETT                       Director             December 21, 1998
---------------
Roy K. Hodnett


E. RAYMOND MOCK                      Director             December 21, 1998
----------------
E. Raymond Mock


JAMES D. MOORE                       Director             December 21, 1998
---------------
James D. Moore


D. LAMONT SHELL                      Director             December 21, 1998
----------------
D. Lamont Shell


G.F. COOLIDGE III                    Chief Financial      December 21, 1998
-----------------                    Officer (principal
G.F. Coolidge III                    financial and
                                     accounting officer)



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

*10.4                 Qualified  Retirement  Plan,  Basic Plan
                      Document,  First Georgia  Savings Bank,
                      F.S.B., incorporated herein by reference to
                      Exhibit 10.4 of the 1992 10-K                     N/A

*10.5                 Amend ment to the First Georgia Holding, Inc.
                      1995 Stock Incentive Plan.                         43

 13                   First Georgia Holding, Inc. 1998 Annual Report     45


 21                   Subsidiaries of First Georgia Holding, Inc.
                      incorporated by reference to Exhibit 21.6 of
                      the Form 10-KSB for the year ended
                      September 30, 1993 (the "1993 10-KSB)            N/A

 23                   Consent of Deloitte & Touche LLP                  41

 23.1                 Consent of KPMG Peat Marwick LLP                  42

 24                   A power of attorney is set forth on the
                      signature pages to this Form 10-KSB               37

 99                   Independent auditors' report -
                      KPMG Peat Marwick LLP                             46




EXHIBIT 23
Consent of Deloitte & Touche LLP

INDEPENDENT ACCOUNTANTS' CONSENT


The Board of Directors
First Georgia Holding, Inc.

We  consent  to  incorporation  by  reference  in  the  registration  statements
(N0.33-62245 and No. 33-62249) on Form S-8 of First Georgia Holding, Inc. of our report dated November 13, 1998, relating to the consolidated balance sheet of First Georgia Holding, Inc. and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1997, which report appears in the September 30, 1998 annual report on Form 10-KSB of first Georgia Holding, Inc.



December 21, 1998


EXHIBIT 23.1
Consent of KPMG Peat Marwick LLP

                  INDEPENDENT ACCOUNTANTS' CONSENT


The Board of Directors
First Georgia Holding, Inc.

     We consent to  incorporation  by reference in the  registration  statements
(N0.33-62245 and No. 33-62249) on Form S-8 of First Georgia Holding, Inc. of our report dated November 1, 1996, relating to the consolidated statements of operations, stockholders' equity and cash flows of First Georgia Holding, Inc.
and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended
September 30, 1996 which report appears in the September 30, 1998 annual report on Form 10-KSB of first Georgia Holding, Inc.


Atlanta, Georgia
December 28, 1998



EXHIBIT 10.5
Amendment to the First Georgia Holding, Inc. Stock Incentive Plan


APPENDIX A

FIRST AMENDMENT TO THE FIRST GEORGIA HOLDING, INC.
1995 STOCK INCENTIVE PLAN


        THIS FIRST AMENDMENT is made as of this 8th day of September, 1998, by First Georgia Holding Inc., a corporation organized and existing under the laws of the State of Georgia (the "Company").

W I T N E S S E T H:
     WHEREAS,  the Company maintains the First Georgia Holding,  Inc. 1995 Stock
Incentive  Plan under an indenture  which was adopted as of July 17, 1995,  (the
"Plan");

     WHEREAS, the Company desires to amend the Plan to reflect an increase in the number of shares authorized for issuance thereunder; and

     WHEREAS, the Board of Directors of the Company has duly approved and authorized this amendment to the Plan;


        NOW, THEREFORE, the Company does hereby amend the Plan, effective as of the date first set forth above, as follows:

1. By deleting Section 2.2 of the Plan in its entirety and by substituting therefor the following new Plan Section 2.2:

"2.2 Stock Subject to the Plan. Subject to adjustment in accordance with Section
4.1, 688,750 shares of Stock (the `Maximum Plan Shares') are hereby reserved exclusively for issuance pursuant to Options. At no time shall the Company have outstanding Options and shares of Stock issued in respect of Options under the Plan in excess of the Maximum Plan Shares, determined in accordance with Rule
16b- 3(a)(1) as promulgated under the Securities Exchange Act of 1934, as amended from time to time."

2. Except as specifically amended hereby, the Plan shall remain in full force and effect as prior to the adoption of this First Amendment.

3. Notwithstanding the foregoing, the adoption of this First Amendment is subject to the approval of the stockholders of the Company and in the event that the stockholders of the Company fail to approve such adoption within twelve months from the date first set forth above, the adoption of this First Amendment shall be null and void.





        IN WITNESS WHEREOF, the Company has caused this First Amendment to be executed on the day and year first above written.


                                                FIRST GEORGIA HOLDING, INC.


                                                By:     HENRY S. BISHOP
                                                      -----------------------
                                                Title:  Chairman and President
                                                      -------------------------


ATTEST:

By:    G. FRED COOLIDGE
    --------------------

Title: Secretary and Treasurer
      --------------------------


        (CORPORATE SEAL)



EXHIBIT 13
First Georgia Holding, Inc. 1998 Annual Report

                                 ANNUAL REPORT
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                 First Georgia:
                            Its Mission and Markets
--------------------------------------------------------------------------------

First Georgia Holding, Inc. owns 100% of the stock of First Georgia Bank, F.S.B.
The Bank is federally  chartered and began  operations  in January  1984.  First
Georgia develops and provides a full range of financial services encompassing retail banking, real estate, commercial and consumer lending, and a host of related financial products. The Bank currently operates eight full service offices in three Georgia counties.

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

We are committed to the overall success of First Georgia.  The proper implementation of these principles will continue to maximize the value of the
Company.
--------------------------------------------------------------------------------

PRESIDENT'S MESSAGE
--------------------------------------------------------------------------------

Dear Stockholders:

I am pleased to report the results of the best year in First Georgia Bank's fourteen-year history. As you review the financial highlights in this report, you will note that Total Assets increased $30,761,042 and Total Deposits increased $33,000,169. Of particular importance, Net Income of $2,014,402, represents a 26% increase over last year's earnings.

The financial climate in Coastal Georgia has changed dramatically over the past year. It is evident by our growth that our customers appreciate doing business with a bank that offers the latest financial products, combined with local banking decisions and outstanding personal service.

During the past year, we introduced new products such as the MasterMoney debit card, First Line home equity line of credit, Check Imaging, Free Checking, and Saturday banking at our St. Simons Office. In May, we opened our permanent
Highway 341 North  Office,  which  serves  that  growing  area of Glynn  County.
Additionally, we installed a state-of-the-art, Y2K compliant computer system that allows our customers to enjoy the latest in banking technology.

First Georgia was recognized this past year by several organizations. In May, First Georgia Holding Company was named to the Atlanta Journal Constitution's
Georgia Top 100 Best of Business, First Georgia Holding being the only company headquartered in Glynn County to receive this honor. This summer, we were awarded a five-star rating for strength, performance and safety by Bauer
Financial Reports.

In November  of this year,  we were all  saddened by the death of our  long-time
Director and friend, Hubert Lang. He had served as Director of the First Georgia
Bank and First Georgia Holding Company since its organization and was always an enthusiastic supporter of our Company. His counsel and insight will be greatly missed.

We look forward to the challenges of 1999 with great optimism and enthusiasm. As always, we extend our sincere appreciation for your support.

Sincerely,

HENRY S. BISHOP

Henry S. Bishop
Chairman, President and CEO


--------------------------------------------------------------------------------
                           FIRST GEORGIA HOLDING, INC.
--------------------------------------------------------------------------------
                             C O N S O L I D A T E D

                                F I N A N C I A L

                               S T A T E M E N T S
--------------------------------------------------------------------------------
     September 30, 1998 and 1997 (With Independent Auditors' Report Thereon)
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
-----------------------------
First Georgia Holding, Inc. and subsidiary


Assets                                                 September 30,
                                          -------------------------------------
                                                   1998             1997
                                          -------------------------------------


Cash and cash equivalents:
Cash and due from banks                           $ 4,433,585      $ 2,985,350
Federal funds sold                                 12,180,000            -
Interest bearing deposits in other banks            1,096,581        1,523,777
                                                   -----------      -----------
          Cash and cash equivalents                17,710,166        4,509,127
Investment securities held to maturity, fair
  value approximately $11,768,000 and
  $9,692,000 at September 30, 1998 and 1997,
  respectively (note 2)                            11,565,230        9,634,453
Loans receivable, net of allowance for loan
 loss of $968,632 and $1,012,322 at
 September 30, 1998 and 1997, respectively
 (notes 3 and 7)                                  151,252,636      137,864,633
Real estate owned                                     644,084          423,000
Federal Home Loan Bank stock, at cost (note 7)      1,160,300        1,160,300
Premises and equipment, net (note 4)                4,502,239        3,181,618
Accrued interest receivable (note 5)                1,052,830          960,160
Intangible assets, net                                917,995        1,029,715
Deferred income taxes (note 9)                                         157,004
Other assets                                        1,064,613          781,487
                                                --------------   --------------
     Total Assets                               $ 190,462,539    $ 159,701,497
                                                ==============   ==============

Liabilities and Stockholders' Equity

Liabilities:

  Deposits (note 6)                             $ 162,890,105    $ 129,889,936
  Federal Home Loan Bank advances (note 7)          8,600,000       14,350,000
  Accrued interest payable                            572,581          496,305
  Obligations under capital lease (note 10)           229,098          245,659
  Accrued expenses and other liabilities            2,489,543        1,372,327
                                                  ------------     ------------
     Total liabilities                            174,781,327      146,354,227
                                                  ============     ============

Commitments and contingencies (notes 3, 10
 and 16)


Stockholders' equity (notes 8 and 13):

  Common stock,  $1.00 par value;  10,000,000 shares  authorized;  4,798,972 and
  4,578,478 shares issued and outstanding at
  September 30, 1998 and 1997, respectively         4,798,972        4,578,478
  Additional paid-in capital                        3,116,021        2,697,038
  Retained earnings                                 7,766,219        6,071,754
                                                   -----------     ------------
     Total stockholders' equity                    15,681,212       13,347,270
                                                   -----------     ------------
 Total Liabilities and Stockholders' Equity      $190,462,539    $ 159,701,497
                                                  ============     ============

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------
First Georgia Holding, Inc. and subsidiary


                            Years Ended September 30,
                                         ---------------------------------------
                                              1998           1997         1996
                                         ------------   -----------   ----------

Interest Income:
  Loans                                  $ 14,234,483    11,975,499   10,986,155
  Mortgage-backed securities                  537,219       314,956      321,798
  Investment securities                       162,397       295,467      377,934
  Other                                       143,615       198,010      108,029
                                         ------------   -----------   ----------
    Total interest income                  15,077,714    12,783,932   11,793,916
                                         ------------   -----------   ----------
Interest Expense:
  Deposits (note 6)                         7,021,354     6,175,696    5,682,330
  Advances and other borrowings               810,335       763,159      867,052
                                         ------------   -----------   ----------
    Total interest expenses                 7,831,689     6,938,855    6,549,382
                                         ------------   -----------   ----------
    Net interest income                     7,246,025     5,845,077    5,244,534
Provisions for Loan Losses (note 3)             6,163       309,679       48,104
                                         ------------   -----------   ----------
  Net interest income after provisions
  for loan losses                           7,239,862     5,535,398    5,196,430
                                         ------------   -----------   ----------
Other Income:
  Loan fees                                   940,526       473,890      382,841
  Deposit service charges                     961,006       689,152      555,174
  Gain on sale of branch (note 11)                  -       433,760            -
  Other operating income                       95,602        45,917       65,882
                                         ------------   -----------   ----------
    Total other income                      1,997,134     1,642,719    1,003,897
                                         ------------   -----------   ----------
Other Expenses:
  Salaries and employee benefits            2,940,466     2,324,280    1,986,763
  Net occupancy expense                     1,234,569     1,064,499      952,724
  Data processing expenses                    172,184        13,744       10,572
  Office supplies                             176,128       106,899      114,241
  Amortization of intangibles                 111,720       119,625      131,736
  Federal insurance premiums                   82,971       111,267      254,944
  SAIF special assessment                           -             -      727,704
  Other operating expenses                  1,286,717     1,005,677      895,891
                                         ------------   -----------   ----------
    Total other expenses                    6,004,755     4,745,991    5,074,575
                                         ------------   -----------   ----------
    Income before income taxes              3,232,241     2,432,126    1,125,752
Income tax expense (note 9)                 1,217,839       838,461      364,386
                                         ------------   -----------   ----------
Net Income                                $ 2,014,402   $ 1,593,665    $ 761,366
                                         ============   ===========   ==========
Net Income per share:
  Basic                                        $ 0.42        $ 0.35       $ 0.17
                                         ============   ===========   ==========
  Diluted                                      $ 0.40        $ 0.33       $ 0.16
                                         ============   ===========   ==========

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-----------------------------------------------
First Georgia Holding, Inc. and subsidiary



                  Years Ended September 30, 1998, 1997 and 1996
                                   -------------------------------------------------------------
                                                       Additional      Retained
                                      Common Stock  Paid-in Capital    Earnings        Total
                                   ---------------  --------------- -------------   ------------
Balance, September 30, 1995         $  2,984,819    $  4,128,689    $  4,012,181    $ 11,125,689
Three-for-two stock split in 1998      1,492,409      (1,492,409)           --              --
                                   ---------------  --------------- -------------   ------------
Balance, September 30, 1995,
as adjusted                            4,477,228       2,636,280       4,012,181      11,125,689

Exercise of stock options                101,250         (16,125)           --            85,125
Income tax benefit resulting from
exercise of stock options                   --            76,883            --            76,883
Net income                                  --              --           761,366         761,366
Cash dividends, $0.0290 per share           --              --          (132,664)       (132,664)
                                   ---------------  --------------- -------------   ------------
Balance, September 30, 1996            4,578,478       2,697,038       4,640,883      11,916,399
Net income                                  --              --         1,593,665       1,593,665
Cash dividends, $0.0353 per share           --              --          (162,794)       (162,794)
                                   ---------------  --------------- -------------   ------------
Balance, September 30, 1997            4,578,478       2,697,038       6,071,754      13,347,270
Exercise of stock options                220,549          19,115            --           239,664
Income tax benefit resulting from
exercise of stock options                   --           400,762            --           400,762
Net income                                  --              --         2,014,402       2,014,402
Cash dividends, $0.0667 per share           --              --          (319,937)       (319,937)
Fractional shares related to
stock split paid in cash                     (55)           (894)           --              (949)
                                   ---------------  --------------- -------------   ------------
Balance, September 30, 1998         $  4,798,972    $  3,116,021    $  7,766,219    $ 15,681,212
                                   ===============  =============== =============   ============

[FN]
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
First Georgia Holding, Inc. and subsidiary


                                                              Year Ended September 30,
                                                 ---------------------------------------------
                                                       1998            1997             1996
                                                 -------------    ------------    ------------
Operating Activities
Net income                                        $  2,014,402    $  1,593,665    $    761,366
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses                                6,163         309,679          48,104
Depreciation and amortization, net of accretion        571,186         418,988         381,871
Amortization of intangibles                            111,720         119,625         131,736
Amortization of net deferred loan (fees) costs         (96,007)         (1,230)         24,672
Gain on sale of branch                                    --          (433,760)           --
Gain on sale of real estate owned                      (30,310)        (19,837)           (505)
Loss on sale of securities                               3,125            --              --
Deferred income tax (benefit) expense                  (34,682)         81,163        (287,279)
Increase in accrued interest receivable                (92,670)       (107,528)       (101,524)
(Increase) decrease in other assets                   (283,126)         93,992         154,407
Decrease in advance payments by borrowers for
property taxes and insurance                            (8,706)        (20,078)        (29,619)
Increase (decrease) in accrued expenses
and other liabilities                                1,185,639         (85,156)       (666,983)
                                                 -------------    ------------    ------------

Net cash provided by operating activities            3,346,734       1,949,523         416,246
                                                 -------------    ------------    ------------

Investing Activities
Principal payments received on mortgage-backed
securities                                           2,148,379         506,640         478,221
Maturities of investment securities                  1,600,000       4,300,000         100,000
Proceeds from sale of investment securities            246,875            --              --
Purchase of investment securities                   (5,956,881)     (4,114,829)     (1,721,563)
Loan originations, net of principal repayments     (14,143,152)    (16,277,228)    (12,375,532)
Purchase of premises and equipment                  (1,953,859)       (513,544)       (329,760)
Proceeds from sale of real estate owned                654,219         219,837         416,159
Proceeds from sale of premises and equipment            89,777            --              --
Proceeds from redemption of FHLB stock                    --           415,400            --
                                                 -------------    ------------    ------------

Net cash used in investing activities              (17,314,642)    (15,463,724)    (13,432,475)
                                                 -------------    ------------    ------------

First Georgia Holding, Inc. and subsidiary

                                                                     Year Ended September 30,
                                                       ---------------------------------------------
                                                             1998            1997            1996
                                                       -------------    ------------    ------------
Financing Activities
Net increase in deposits                                $ 33,000,169    $ 14,690,319    $ 15,026,768
Net liabilities of branch assumed by purchaser,
net of gain                                                     --        (5,573,578)           --
Repayment of other borrowed money                               --           (92,000)       (100,000)
Proceeds from FHLB advances                               16,350,000      14,500,000      19,600,000
Repayment of FHLB advances                               (22,100,000)    (11,250,000)    (20,448,000)
Net proceeds from exercise of stock options                  239,664            --            85,125
Dividends and fractional shares                             (320,886)       (162,091)       (132,664)
                                                       -------------    ------------    ------------

Net cash provided by financing activities                 27,168,947      12,112,650      14,031,229
                                                       -------------    ------------    ------------

Increase (decrease) in cash and cash equivalents          13,201,039      (1,401,551)      1,015,000

Cash and cash equivalents at beginning of year             4,509,127       5,910,678       4,895,678
                                                       -------------    ------------    ------------

Cash and cash equivalents at end of year                $ 17,710,166    $  4,509,127    $  5,910,678
                                                       =============    ============    =============

Supplemental disclosure of cash paid during year for:

Interest                                                $  7,755,000    $  6,990,000    $  6,529,000
Income taxes                                            $  1,784,145    $    622,000    $    828,000


Supplemental disclosure of non-cash activities:

Loans  receivable  of  approximately   $782,000,   $645,000  and  $478,000  were
transferred to real estate owned during the years ended September 30, 1998, 1997, and 1996, respectively.

Sales of real estate owned totaling approximately $12,500 and $173,000 for the years ended September 30, 1998 and 1996, respectively, were financed by the Bank. No sales of real estate owned were financed by the Bank for the year ended September 30, 1997.


See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED INCOME STATEMENTS
-------------------------------------------
First Georgia Holding, Inc. and subsidiary

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

Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related investment security using a method which approximates level yield. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates the interest method, over the remaining lives of the securities taking into consideration assumed prepayment patterns.

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

(e)  Real Estate Owned
Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is reported at lower of cost or fair value, adjusted for estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recorded as a loan loss. Gain or loss on sale and any subsequent permanent decline in fair value is recorded to operations.

(f)  Federal Home Loan Bank Stock
Investment in stock of the Federal Home Loan Bank is carried at cost and is required of those institutions who utilize its services. No ready market exists for the stock, and it has no quoted value.

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

First Georgia Holding, Inc. and subsidiary

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

(j)  Cash and Cash Equivalents
For the purposes of the statements of cash flows, cash and cash equivalents include cash and due from banks, interest bearing deposits in other banks and Federal funds sold. Generally, Federal funds sold are held for one day.

(k)  Earnings Per Share
In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS includes the potential dilutive securities using the treasury stock method. The Company adopted the requirements of SFAS No. 128 in the year ended September 30, 1998 (note 14). Prior years EPS amounts have been restated to conform to SFAS 128.

(l)  Stock Options
The Company has elected to account for its stock options under the intrinsic value based method with pro forma disclosures of net earnings and net earnings per share, as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock Based Compensation" has been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.

(m)  Reclassifications
Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the presentation adopted in 1998.

(n)  Recent Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. The Company does not expect any material changes to its current reporting format in response to SFAS No. 130.

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related information" was issued in June 1997 and is effective for the Company for the fiscal year beginning October 1, 1998. SFAS No. 131 establishes standards for reporting operating segments by public business enterprises in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company does not expect any significant changes to its current reporting format in response to SFAS No. 131.

First Georgia Holding, Inc. and subsidiary

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998 and establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS No. 133 will be effective for the Company's fiscal year ending September 30, 2000. The Company does not currently have any derivative instruments nor is it involved in hedging activities.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1) which provides guidance for the accounting of such costs. SOP 98-1 is effective for the Company for the fiscal year ending September 30, 2000. This SOP is not expected to have a significant effect on the Company.

In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5) which requires costs of start-up activities and organization costs to be expensed as incurred. The adoption of SOP 98-5 will not have any effect on the Company.

(2)  Investment Securities Held to Maturity
Investment securities held to maturity consist of the following:

                                            Amortized    Unrealized  Unrealized
                                                Cost        Gains      Losses      Fair Value
                                          ------------  -----------  -----------  ------------
September 30, 1998:

  Mortgage-backed securities and SBA's     $ 10,720,230   $ 192,453     $ 4,466   $ 10,908,217
  State and municipal                           845,000      14,349          -         859,349
                                           ------------  -----------  -----------  ------------
                                           $ 11,565,230   $ 206,802     $ 4,466   $ 11,767,566
                                          =============  ===========  ===========  ============
September 30, 1997:

  U.S. Government agencies                  $ 1,500,000         $ -    $ 28,191    $ 1,471,809
  Mortgage-backed securities and SBA's        7,314,453      89,112           -      7,403,565
  State and municipal                           570,000           -       3,517        566,483
  Corporate bonds                               250,000          -           -         250,000
                                           ------------  -----------  -----------  ------------
                                            $ 9,634,453    $ 89,112    $ 31,708    $ 9,691,857
                                          =============  ===========  ===========  ============

A summary  of  investment  and  mortgage-backed  securities  by  maturity  as of
September   30,  1998  is  shown   below.   The  entire   principal   amount  of
mortgage-backed securities is shown in the year of contractual maturity. Expected maturities will differ from the maturities shown because borrowers have the right to prepay obligations without prepayment penalties, and principal is paid down over the contractual life of the mortgage-backed securities.

                                       Amortized Cost             Fair Value
                                 --------------------    ---------------------

Due within 1 year                     $         --             $         --
Due after 1 year through 5 years         1,223,390                1,242,008
Due after 5 years through 10 years         244,798                  248,348
Due after 10 years                      10,097,042               10,277,210
                                 --------------------    ---------------------
                                      $ 11,565,230             $ 11,767,566
                                 ====================    =====================

First Georgia Holding, Inc. and subsidiary

During an examination of the Bank as of March 31, 1998, the Office of Thrift Supervision (OTS) determined that one of the Bank's investment securities, classified as held to maturity, was not a permissible investment. Accordingly, the Company sold a corporate bond having a par value of $250,000 at a net loss of $3,125. This change in circumstances resulting in the sale of this held to maturity investment is not inconsistent with the Company's original classification as prescribed in SFAS 115. The Company did not sell any investments during 1997 or 1996.

At September 30, 1998 and 1997, the Company had pledged approximately $9,793,000 and $7,735,000, respectively, of its securities to government and municipal depositors.

(3) Loans Receivable
Loans receivable at September 30, are summarized as follows:

                                             1998                 1997
                                       ------------------   ------------------
Real estate mortgage loans               $102,828,455         $102,419,019
Real estate construction loans             27,108,632           16,996,563
Consumer loans                             11,830,203           10,383,515
Commercial and other loans                 10,593,354            9,137,932
                                         -------------       --------------
                                          152,360,644          138,937,029

Less:
   Deferred loan fees and
     costs, net                                83,035              (12,921)
   Unearned interest income                    56,341               72,995
   Allowance for loan losses                  968,632            1,012,322
                                         -------------        -------------
                                         $151,252,636         $137,864,633
                                         =============        =============

An analysis of the activity in the allowance for loan losses is as follows:

                                      1998            1997          1996
                                 --------------- ---------------- --------------
Balance at beginning of year         $1,012,322       $ 955,288     $1,003,569
Provision for loan losses                 6,163         309,679         48,104
Recoveries                              193,904          95,571        112,901
Charge-offs                            (243,757)       (348,216)      (209,286)
                                    -------------   ------------    ------------
Balance at end of year                $ 968,632      $1,012,322      $ 955,288
                                    =============   ============    ============

As of September 30, 1998 and 1997, outstanding loan commitments, exclusive of the undisbursed portion of loans in process, amounted to approximately $376,000 and $243,000, respectively, with variable interest rates and approximately $326,000 and $316,000, respectively, with fixed interest rates. The Bank is also committed to extend standby letters of credit amounting to approximately $581,000 and $636,000, respectively, at September 30, 1998 and 1997. In addition, customers of the Bank have the ability to borrow approximately $1,390,000 and $954,000, respectively, at September 30, 1998 and 1997, under existing credit card agreements. It is the opinion of management that such commitments do not involve more than the normal risk of loss.

First Georgia Holding, Inc. and subsidiary

(3) Loans Receivable (Cont'd)
At September 30, 1998 and 1997, the Bank had nonaccrual loans aggregating approximately $2,364,000 and $1,959,000, respectively. The effects of carrying nonaccrual loans during 1998, 1997, and 1996 resulted in a reduction of interest income of approximately $50,000, $49,000, and $93,000, respectively. Impaired loans totaled approximately $0 and $366,000 at September 30, 1998 and 1997, respectively. Based upon the fair value of the related collateral there is no specific allowance required on these impaired loans. The interest income recognized on impaired loans for the years ended September 30, 1998 and 1997 was approximately $0 and $8,000, which was recorded on a cash basis.

At September 30, 1998 and 1997, the Bank had no loans held for sale.

The Bank has direct and indirect loans outstanding to certain directors and executive officers. All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 1998 and 1997:

                                               1998              1997
                                          ---------------   ---------------

Balance at beginning of year                  $5,039,532        $5,462,436
New borrowings                                 5,468,991         6,712,607
Repayments                                    (6,403,271)       (6,289,703)
                                          ---------------   ---------------
Balance at end of year                        $4,105,252        $5,039,532
                                          ===============   ===============

As of September  30, 1998,  1997,  and 1996,  the Bank was  servicing  loans for
others  aggregating  approximately  $9,050,000,   $2,308,000,   and  $2,003,000,
respectively.

(4)  Premises and Equipment
Premises and equipment at September 30 are summarized as follows:

                                                    1998               1997
                                              ---------------    ---------------
Land                                                $ 566,681          $ 641,681
Buildings and improvements                          2,533,916          2,008,109
Buildings under capital lease                         401,931            401,931
Leasehold improvements                                199,209            197,674
Construction in progress                                    -             86,427
Furniture, equipment, and automobiles               4,041,600          2,547,004
                                              ---------------    ---------------
                                                    7,743,337          5,882,826
Less accumulated depreciation
    and amortization                                3,241,098          2,701,208
                                              ---------------    ---------------
Premises and equipment, net                        $4,502,239         $3,181,618
                                              ===============    ===============

(5) Accrued Interest Receivable
Accrued interest receivable at September 30 is summarized as follows:

                                            1998              1997
                                       ---------------    -------------
Loans                                       $ 969,929         $887,325
Investment securities                          11,045           16,845
Mortgage-backed securities                     71,856           55,990
                                       ---------------    -------------
                                           $1,052,830         $960,160
                                       ===============    =============

First Georgia Holding, Inc. and subsidiary

(6)  Deposits
Deposits are summarized at September 30 as follows:


                                                                1998                                 1997
                                                 ----------------------------------   ----------------------------------
                                                                        Weighted                             Weighted
                                                                         Average                              Average
                                                      Balance             Rate             Balance             Rate
                                                  ------------------    ------------   ------------------    ------------
Non-interest demand deposits                          $ 13,008,516           -              $ 5,992,232           -
Negotiable orders of withdrawal                         16,731,634        1.25%              11,429,277        1.25%
Money market deposit accounts                            8,895,429        2.35%               4,756,047        2.35%
Savings deposits                                         6,972,235        2.30%               4,319,817        2.30%
Certificates of deposits:
   Certificates less than $100,000                      96,408,671        5.69%              84,492,890        5.90%
   Jumbo certificates                                   20,873,620        6.14%              18,899,673        6.10%
                                                 ------------------    ------------   ------------------    ------------
                                                      $162,890,105        5.04%            $129,889,936        4.97%
                                                 ==================    ============   ==================    ============

Interest expense on deposits is summarized below:

                                         1998              1997            1996
                                    --------------- -------------  -------------
Negotiable orders of withdrawal          $ 164,909     $ 142,967      $ 219,520
Money market deposit accounts              173,482        73,629         60,966
Savings deposits                           118,948        96,646        108,398
Certificates of deposit:
   Certificates less than $100,000       5,276,408     4,837,654      4,382,380
   Jumbo certificates                    1,317,845     1,049,195        930,813
Less:
    Early withdrawal penalties              30,238        24,395         19,747
                                    --------------- -------------  -------------
   Total                                $7,021,354    $6,175,696     $5,682,330
                                    =============== =============  =============

At September 30, 1998, the rates on deposits were as follows:

Negotiable orders of withdrawal                 1.25%
Money market deposit accounts                   2.35
Savings deposits                                2.30
Certificates of deposits                        2.75 - 6.25

As of September 30, 1998, and 1997, the Bank had no brokered deposits.

The amount and maturities of certificates of deposits at September 30, 1998 are as follows:

               Year Ending September 30,              Amount
-----------------------------------------------  -----------------
                         1999                        $ 85,703,891
                         2000                          20,825,016
                         2001                           4,174,266
                         2002                           1,933,251
                         2003                           4,587,746
                      After 2003                           58,121
                                                     -------------
                                                     $117,282,291
                                                     =============

First Georgia Holding, Inc. and subsidiary

(7) Federal Home Loan Bank Advances
Advances form Federal Home Loan Bank at September 30 are summarized as follows:

                                   1998                            1997
                          --------------------------     -----------------------
 Due During Year Ending                  Weighted                     Weighted
     September 30,            Amount    Average Rate        Amount  Average Rate
------------------------  ---------------------------   ------------------------
              1998       $      --              --      $ 7,750,000     5.90%
              1999         2,100,000           6.19%      2,100,000     6.19%
              2000         3,000,000           6.77%      3,000,000     6.77%
              2001              --              --          500,000     7.90%
              2002         1,500,000           6.41%      1,000,000     5.66%
              2008         2,000,000           5.51%           --        --
                         -----------------------------------------------------
                         $ 8,600,000           6.27%    $14,350,000     5.79%
                         =====================================================

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires the Bank to maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. The Bank is also subject to prompt corrective action requirements set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and core capital (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 1998, the most recent notification date from the OTS, the Bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized," the Bank must maintain minimum tangible, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

First Georgia Holding, Inc. and subsidiary

(8)  Stockholders' Equity and Regulatory Matters (Cont'd)

                                                                    For Capital Adequacy      To Be Categorized as "Well
                                                                        Purposes              Capitalized" Under Prompt
                                           Actual                   (For OTS Purposes)       Corrective Action Provisions
                                  ----------------------------  ---------------------------  -----------------------------
As of September 30, 1998          Amount          Ratio             Amount        Ratio         Amount        Ratio
                              --------------  ------------       ------------ -----------    ------------   --------
Tangible Capital                $14,335,000       7.58%$           2,837,000      1.50%           N/A        N/A
(to tangible assets)
Core Capital                     15,253,000       8.03%            7,602,000      4.00%      9,503,000       5.00%
(to adjusted tangible assets)
Total capital                    16,222,000      10.22%           12,698,000      8.00%     15,872,000      10.00%
(to risk-weighted assets)
Tier 1 capital                   15,253,000       9.61%             N/A           N/A        9,523,000       6.00%
(to risk-weighted assets)

                                                                    For Capital Adequacy      To Be Categorized as "Well
                                                                        Purposes              Capitalized" Under Prompt
                                           Actual                   (For OTS Purposes)       Corrective Action Provisions
                                  ----------------------------  ---------------------------  -----------------------------
As of September 30, 1997          Amount          Ratio             Amount        Ratio         Amount        Ratio
                              --------------  ------------       ------------ -----------    ------------   --------

Tangible Capital                   $ 12,216,000      7.7%         $ 2,379,000     1.50%           N/A             N/A
(to tangible assets)
Core Capital                         13,246,000      8.3%           6,385,000     4.00%       $ 7,981,000         5.00%
(to adjusted tangible assets)
Total capital                        14,258,000     10.10%         11,295,000     8.00%        14,118,000        10.00%
(to risk-weighted assets)
Tier 1 leverage Capital
(to risk-weighted assets)            13,246,000      9.38%          N/A           N/A           8,471,000        6.00%


The following is a reconciliation of capital for the Bank under generally accepted accounting principles (GAAP) to regulatory capital:

                                              Tangible               Core               Risk-Based
As of September 30, 1998                      Capital               Capital              Capital
                                          -----------------     ----------------     -----------------
GAAP capital                                   $15,253,000          $15,253,000           $15,253,000
General allowance for loan losses                        -                    -               969,000
Intangible assets                                 (918,000)                  -                     -
                                          -----------------     ----------------     -----------------
Regulatory capital                              14,335,000           15,253,000            16,222,000

Minimum capital requirement                      2,837,000            7,602,000            12,698,000
                                          -----------------     ----------------     -----------------
Regulatory capital excess                      $11,498,000          $ 7,651,000           $ 3,524,000
                                          =================     ================     =================
As of September 30, 1997

GAAP capital                                   $13,246,000          $13,246,000           $13,246,000
General allowance for loan losses                        -                    -             1,012,000
Intangible assets                               (1,030,000)                  -                     -
                                          -----------------     ----------------     -----------------
Regulatory capital                              12,216,000           13,246,000            14,258,000

Minimum capital requirement                      2,379,000            6,385,000            11,295,000
                                          -----------------     ----------------     -----------------
Regulatory capital excess                      $ 9,837,000          $ 6,861,000           $ 2,963,000
                                          =================     ================     =================

NOTES TO

(9)  Income Taxes
The components of income tax expense (benefit) are as follows:


                                            1998              1997            1996
                                       ---------------    -------------   -------------
   Federal:  Current                       $1,119,135         $733,530        $651,665
                  Deferred                    (29,200)          68,334        (287,279)
                                      ---------------    -------------   -------------
                                            1,089,935          801,864         364,386

   State:  Current                            133,386           23,768               -
              Deferred                         (5,482)          12,829               -
                                      ---------------    -------------   -------------
                                              127,904           36,597               -
                                      ---------------    -------------   -------------
                                           $1,217,839         $838,461        $364,386
                                      ===============    =============   =============

The difference between the actual provision for income taxes and income taxes computed at the Federal statutory rate of 34% is as follows:

                                             1998              1997            1996
                                        ---------------    -------------   -------------
Federal taxes at statutory rate             $1,098,962         $826,923        $382,756
Increase (decrease) resulting from:
  State income taxes, net                       88,035           24,155               -
  Amortization of intangibles                    9,079            9,530          12,534
  Tax exempt income                             (8,471)          (7,328)         (7,957)
  Other, net                                    30,234          (14,819)        (22,947)
                                       ---------------    -------------   -------------
                                            $1,217,839         $838,461        $364,386
                                       ===============    =============   =============

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1998 and 1997 are presented below:

                                                      1998             1997
                                                  -------------    -------------
   Deferred tax assets:
      Allowance for loan losses                       $314,365         $295,143
      Deferred loan costs                               31,520                -
      Property cost basis differences                    4,458           32,239
      Accrued liability                                 29,486           26,572
      Stock option compensation
        deduction                                      400,762               -
                                                 -------------    -------------
         Total gross deferred tax assets               780,591          353,954
         Less valuation allowance                           -                -
                                                 -------------    -------------
         Net deferred tax assets                       780,591          353,954
                                                 -------------    -------------
   Deferred tax liabilities:
      Depreciation                                      11,137           15,037
      FHLB stock dividends                             177,008          177,008
      Deferred loan fees                                    -             4,905
                                                 -------------    -------------
         Total deferred tax liabilities                188,145          196,950
                                                 -------------    -------------
       Net deferred tax assets                        $592,446         $157,004
                                                 =============    =============

First Georgia Holding, Inc. and subsidiary


(9)  Income Taxes (Cont'd)
Prior to January 1, 1996, under the Internal Revenue Code ("Code"), the Company was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Company to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deductions or actual loss experience. Retained earnings at September 30, 1998 include approximately $248,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

(10)  Leases
On September 28, 1987, the Bank entered into a sale-leaseback of one of its branches. The facility has been capitalized and the related obligation is recorded as a liability in the accompanying financial statements based on the present value of future minimum lease payments. The lease term expires August 28, 2007. Premises and equipment includes buildings under capital leases of $403,466 and accumulated amortization of $202,323 and $182,557 at September 30, 1998 and 1997, respectively.

The present value of future minimum capital lease payments as of September 30, 1998, are:

Year ending September 30,
1999                                                                  $ 39,348
2000                                                                    39,348
2001                                                                    39,348
2002                                                                    39,348
2003                                                                    39,348
2004 and later years                                                   157,392
                                                                      ---------
    Total minimum lease payments                                       354,132
    Less amount representing interest at 10%                           125,034
                                                                      ---------
    Present value of future minimum capital lease payments            $229,098
                                                                    ===========

The Bank is obligated under various noncancelable operating leases, primarily for operating facilities that expire over the next four years. The future minimum lease payments under these operating leases as of September 30, 1998 are as follows:

Year ending September 30,
1999                                                $ 25,000
2000                                                  25,000
2001                                                  25,000
2002                                                     685
                                                   ----------
    Total minimum lease payments                    $ 75,685
                                                   ==========

Total rent expense was approximately $94,000, $109,000, and $75,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fisrt Georgia Holding, Inc. and subsidiary

(11)  Sale of Branches
Effective March 7, 1997, the Bank completed the sale of its Hinesville branch, which had deposits of $6,354,840 and net premises and equipment of $162,099. This transaction resulted in a gain of $433,760 which is reported separately in the accompanying consolidated statements of operations. Effective September 30, 1998, the Bank entered into an agreement to sell its Blackshear branch ("the Branch"). The terms of the agreement provide that the Bank will sell the deposits, buildings and improvements, and fixed assets of the Branch. Deposits in the Branch were approximately $9.1 million at September 30, 1998. The sale is expected to result in a gain.

(12)  Employee Benefit Plans
The Company has a 401(k) Profit Sharing Plan (the Plan) which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 3% of an employee's salary. The Company contributed $39,712, $29,481, and $27,376 to the Plan in 1998, 1997, and 1996,
respectively.

Also, the Company has an Employee Stock Purchase Plan which covers substantially all of its employees. Employees pay 85% of the price at which the Company buys its stock in the open market. During 1998 and 1997, approximately 4,860 shares and 5,710 shares, respectively, were purchased by employees. As a result of such employee stock purchases, the Company incurred employee benefits expense of approximately $12,000, $9,000 and $11,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

(13)  Stock Option Plan
During  1995,  the Company  adopted a  nonqualified  Stock Option Plan (the 1995
Option Plan). The Company has reserved 688,750 shares of common stock for issuance under the 1995 Option Plan. The Company also has a nonqualified Stock Option Plan (the Option Plan) adopted prior to 1995. The Company has 25,313 options outstanding under this plan.

If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1998, 1997 and 1996 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share on a diluted basis would have been adjusted to the pro forma amounts indicated below:

Outstanding options, consisting of five-year non-qualified stock options, vest and become exercisable over a five year period from date of grant. The outstanding options expire five years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable five-year period.

Options for a total of 240,000 shares were granted on September 23, 1998. Under SFAS No. 123, for pro forma disclosure purposes, the fair value of such options of $663,722 is to be expensed over the vesting period of five years. As such options were issued at the end of fiscal 1998, the amount of compensation expense for the year ended September 30, 1998 for pro forma purposes was insignificant. There were no stock options granted in 1997 or 1996. Accordingly, the Company has omitted the pro forma financial statement disclosures required by SFAS No. 123.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 1.50%, expected volatility of 33%, risk-free interest rate of 4.67%, and an expected life of 5 years.

A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of September 30, 1998, 1997 and 1996, and changes during the years ending on those dates is presented below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Georgia Holding, Inc., and subsidiary

(13)  Stock Option Plan (Cont'd)
Such amounts have been adjusted to reflect 50% stock dividends accounted for as 3-for-2 stock splits in each of the years ended September 30, 1998, 1997 and 1996.

                                                1998                        1997                     1996
                                   ------------------------------ ----------------------------- ---------------------------------
                                                 Weighted Average              Weighted Average               Weighted Average
                                    Options       Exercise Price   Options      Exercise Price   Options       Exercise Price
                                   ---------     ---------------- --------    ----------------- ---------     ------------------
Outstanding - October 1             684,612             $ 1.72    684,612             $ 1.72    785,862              $ 1.60
Granted                             240,000               9.32          -               -             -                -
Exercised                          (220,549)              1.09          -               -      (101,250)               0.84
Cancelled                                -                -            -                -            -                 -
                                   ---------     ---------------- --------    ----------------- ---------     ------------------
Outstanding - September 30          704,063               4.50    684,612               1.72    684,612                1.72
                                   ---------     ---------------- --------    ----------------- ---------     ------------------
Options exercisable at year end     464,063             $ 2.01    684,612             $ 1.72    426,303              $ 1.50

Fair value of options granted
  during the year                 $ 663,722


The following table summarizes information about fixed stock options outstanding at September 30, 1998:

                          Exercise    Options         Options   Weighted Average
                            Price   Outstanding      Exercisable  Remaining Life
                       ------------ -----------      ----------- ---------------
                            0.99       25,313          25,313          3.63
                            1.93      101,250         101,250          1.79
                            2.12      337,500         337,500          1.79
                            8.88      120,000              --          4.98
                            9.76      120,000              --          4.98
                       ------------ -----------      ----------- ---------------
                                      704,063         464,063
                                    ===========      ==========


Remaining non-exercisable options as of September 30, 1998 become exercisable as follows:

                             1999             30,000
                             2000             30,000
                             2001             70,000
                             2002             70,000
                             2003             40,000
                                            ---------
                                             240,000
                                            =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
First Georgia Holding, Inc. and subsidiary

(14)  Net Income Per Share
Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                               Years Ended September 30,
                                             ----------------------------------
                                                1998        1997         1996
                                             ----------  ----------   ---------

Weighted average number of common shares
  outstanding - Basic                        4,742,213   4,578,478    4,529,284
Incremental shares from the assumed
  conversion of stock options                  249,630     268,418      205,694
                                             ----------  ----------   ---------
          Total - Diluted                    4,991,843   4,846,896    4,734,978
                                            ===========  ==========   =========

The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to the amount that the Company would receive upon the exercise of the options plus the amount of the tax benefit that would be credited to additional paid-in capital assuming exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the average market price during the period.

(15) Condensed  Financial  Information of First Georgia  Holding,  Inc.  (Parent
Only) First Georgia Holding, Inc., was organized December 16, 1987. The following represents parent company only condensed financial information.

                                  September 30,
                                                -------------------------------
Condensed Balance Sheets                            1998              1997
                                                -------------    --------------

Assets
Cash                                            $     27,386    $     24,617
Other assets                                         400,762          76,883
Investment in subsidiary                          15,253,064      13,245,770
                                                -------------    --------------
Total assets                                    $ 15,681,212    $ 13,347,270
                                                =============    ==============
Liabilities and Stockholders' Equity

Stockholders' Equity
Common stock                                    $  4,798,972    $  4,578,478
Additional paid-in capital                         3,116,021       2,697,038
Retained earnings                                  7,766,219       6,071,754
                                                -------------    --------------
Total liabilities and stockholders' equity      $ 15,681,212    $ 13,347,270
                                                =============    ==============


                                                                  Years Ended September 30,
                                                    -----------------------------------------------
Condensed Statements of Operations                           1998            1997            1996
                                                        ------------ ---------------   -------------
Dividends from Bank                                    $     85,000    $    260,222    $    194,000
Expenses                                                     (1,015)        (15,258)        (19,500)
                                                        ------------ ---------------   -------------
Income before equity in undistributed income of Bank         83,985         244,964         174,500
Equity in undistributed income of Bank                    2,007,300       1,348,701         586,866
Income tax expense                                           76,883               -               -
                                                        ------------ ---------------   -------------
Net Income                                             $  2,014,402    $  1,593,665    $    761,366
                                                        ============ ===============   =============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONT'D)
First Georgia Holding, Inc. and subsidiary

(15) Condensed Financial Information of First Georgia Holding, Inc. (Parent Only) (Cont'd)



                                                                                      Years Ended September 30,
                                                                        ---------------------------------------------------
Condensed Statements of Cash Flows                                           1998               1997              1996
                                                                        ---------------    ---------------    -------------
Operating Activities:
   Net income                                                               $2,014,402         $1,593,665         $761,366
   Adjustments to reconcile net income to net
   cash provided by operating activities:
     Equity in undistributed income of Bank                                 (2,007,300)        (1,348,701)        (586,866)
      Decrease in other assets                                                  76,889                 -                -
                                                                        ---------------    ---------------    -------------
  Net cash provided by operating activities                                     83,991            244,964          174,500
                                                                        ---------------    ---------------    -------------
Financing Activities:
   Dividends paid on common stock                                             (319,937)          (162,794)        (132,664)
   Fractional shares related to stock split paid in cash                          (949)                 -                -
   Net proceeds from exercise of stock options                                 239,664                  -           85,125
   Repayments of other borrowed money                                               -             (92,000)        (100,000)
                                                                        ---------------    ---------------    -------------
  Net cash used in financing activities                                        (81,222)          (254,794)        (147,539)
                                                                        ---------------    ---------------    -------------
Increase (decrease) in cash and cash equivalents                                 2,769             (9,830)          26,961
Cash and cash equivalents at beginning of year                                  24,617             34,447            7,486
                                                                        ---------------    ---------------    -------------
Cash and cash equivalents at end of year                                      $ 27,386           $ 24,617         $ 34,447
                                                                        ===============    ===============    =============


The primary source of funds available to the Company to pay stockholder dividends and other expenses is dividends from its Bank. Regulatory agencies impose restrictions on the amounts of dividends that may be declared by the Bank and requires maintenance of minimum capital amounts. At September 30, 1998, approximately $2,263,000 of retained earnings were available for dividend declaration without prior regulatory approval.

(16)  Commitments and Contingencies
The Bank is involved in a claim arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Bank's or the Company's financial position or results of operations.

(17)  Fair Value of Financial Instruments
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

First Georgia Holding, Inc. and subsidiary

(17)  Fair Value of Financial Instruments (Cont'd)
Cash and due from banks, interest-bearing deposits in other banks, Federal funds sold and accrued interest receivable: The carrying amounts approximate those assets' fair values because of their short-terms to maturity.

Investment securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

Loans Receivable: For variable-rate loans that reprice frequently and are of normal credit risk, fair values are considered to approximate carrying values. The fair values for all other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments are based on a comparison with terms, including interest rate and commitment periods currently being offered in similar agreements, taking into account credit worthiness of the counter parties. The carrying and fair values of off-balance-sheet instruments at September 30, 1998, are the same based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

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

The following is a summary of the Company's Financial instruments at September 30, 1998 and 1997:

                                                              1998                                     1997
                                               -------------------------------------   -------------------------------------
                                               -------------------------------------   -------------------------------------
                                                   Carrying            Estimated           Carrying            Estimated
                                                    Value             Fair Value             Value            Fair Value
 Assets

 Cash and due from banks                           $ 4,434,000          $ 4,434,000         $ 2,985,000         $ 2,985,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------
 Interest bearing deposits in other
  financial institutions                             1,097,000            1,097,000           1,524,000           1,524,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------
 Federal funds sold                                 12,180,000           12,180,000                   -                   -
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------
 Investment securities                              11,565,000           11,768,000           9,635,000           9,692,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------
 Loans                                             151,253,000          150,353,000         137,865,000         137,315,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------

 Liabilities

 Deposits:
    Non-interest bearing                            13,009,000           13,009,000           5,992,000           5,992,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------
    Interest-bearing demand and savings             32,599,000           32,599,000          20,505,000          20,516,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------
    Certificates of deposit                        117,282,000          119,092,000         103,393,000         103,997,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------
 Federal Home Loan Bank advances                     8,600,000            8,556,000          14,350,000          14,431,000
                                               ----------------    -----------------   -----------------   -----------------
                                               ----------------    -----------------   -----------------   -----------------


INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders
First Georgia Holding, Inc.
Brunswick, Georgia


We have audited the accompanying consolidated balance sheets of First Georgia Holding, Inc. and subsidiary as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the Company for the year ended September 30, 1996 were audited by other auditors whose report, dated November 1, 1996, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of First Georgia Holding, Inc. and subsidiary at September 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




Deloitte & Touche LLP

Jacksonville, Florida
November 13, 1998

SELECTED FINANCIAL AND OTHER DATA
---------------------------------

Selected consolidated financial data is presented below as of and for each of the years in the five-year period ended September 30, 1998.


                                  (Dollars in thousands, except per share data)
                              --------------------------------------------------
                                                   September 30,
                              --------------------------------------------------
                                    1998     1997     1996      1995     1994
                              --------------------------------------------------
 Balance Sheet Data:
--------------------
 Total assets                   $  190,463  159,701   146,915  132,742  133,870

 Loans receivable, net          $  151,253  137,865   122,431  110,432  113,579

 Total investments              $   11,566    9,634    10,326    9,181    7,511

 Deposits                       $  162,890  129,890   121,554  106,528  103,407

 Borrowings                     $    8,600   14,350    11,192   12,140   17,988

 Stockholders' equity           $   15,681   13,347    11,916   11,125    9,927

 Book value per share           $     3.27     2.92      2.60     2.48     2.22

 Number of shares outstanding        4,799    4,578     4,578    4,477    4,477

                                                    Year Ended
                                                   September 30,
                                ------------------------------------------------
                                     1998     1997     1996      1995     1994
                                ------------------------------------------------
 Income Statement Data:

 Interest income                $   15,078   12,784    11,794   11,626   10,213
 Interest expense                    7,832    6,939     6,549    6,407    5,544
                                ------------------------------------------------
 Net interest income                 7,246    5,845     5,245    5,219    4,669
 Provision for loan losses               6      310        48      214       39
 Other income                        1,997    1,643     1,004    1,268    1,198
 Other expense                       6,005    4,746     4,347    4,224    4,241
 SAIF special assessment                 -        -       727        -        -
                                ------------------------------------------------
 Income before income taxes and
 cumulative change in accounting
 principle                           3,232    2,432     1,127    2,049    1,587

 Income tax expense                  1,218      838       364      772      525
                                ------------------------------------------------
 Income before cumulative
 effect of a change in accounting
 principle                           2,014    1,594       763    1,277    1,062

Cumulative effect of a change
in accounting principle                  -        -         -        -        -
                               -------------------------------------------------
 Net income                     $    2,014    1,594       763    1,277    1,062
                               =================================================
 Income per share before
 cumulative effect of a change
 in accounting pri$ciple              0.42     0.35      0.23     0.42     0.35

 Cumulative effect of a change in
 accounting principle                    -        -        -         -        -
                               -------------------------------------------------
 Net income per share           $     0.42     0.35      0.23     0.42     0.35
                               =================================================

                                                      At or For
                                                     Year Ended
                                                    September 30,
                                  ----------------------------------------------
                                    1998     1997      1996     1995     1994
                                  ----------------------------------------------
 Other Data:
 Net income to average assets       1.21%    1.04%     0.87%    0.95%    0.79%
 Net income to average equity      14.60%   12.55%    10.32%   11.88%   11.04%
 Average equity to average assets   8.29%    8.28%     8.40%    8.01%    7.41%
 Number of full-service offices        7        7         8        6        7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

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

The Company has begun an internal evaluation of the Companys computer information systems and has identified the systems which will require program modifications or new software installations in order to be Year 2000" compliant. The Company expects to incur costs over the next three years as the Company addresses these problems. Costs to modify existing information systems to be Year 2000 compliant will be expensed as incurred and costs related to new software or hardware installation will be capitalized.

Capital Resources
The following is a reconciliation at September 30, 1998 of the Bank's capital under generally accepted accounting principles to regulatory capital.

First Georgia Bank
 Stockholder's equity        $   15,253,000
Less:
 Intangible assets                  918,000
                                 ----------
     Tangible Capital            14,335,000
                                 ----------
Plus:
 Qualifying intangible assets       918,000
                                 ----------
     Core capital                15,253,000
                                 ----------
Plus:
 General allowance for loan losses  969,000
                                 ----------
      Risk-based capital     $   16,222,000
                                 ==========


Current regulations require financial institutions to have minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8.0%. The minimum core capital or leverage ratio also may be increased by the Office of Thrift Supervision (the OTS) based on its assessment of the institution's risk management systems and the level of overall risk in the individual institution. At September 30, 1998, the Bank was in compliance with its minimum capital requirements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary


The Bank's regulatory capital and the required minimum amounts, at September 30, 1998, are summarized in the following table.

                          Bank                 Required            Excess
                         Capital             Minimum Amount      (Deficiency)
                    -------------------    ----------------- -------------------
                       %         $            %       $         %       $
                    -------------------    ----------------- -------------------

Tangible capital      7.58  14,335,000      1.50  2,837,000   6.08   11,498,000
Core capital          8.03  15,253,000      4.00  7,602,000   4.03    7,651,000
Risk-based capital   10.22  16,222,000      8.00 12,698,000   2.22    3,524,000



As of September 30, 1998, the Bank exceeded all the required minimum capital amounts as demonstrated by the chart above. The Bank had strong earnings during the year which helped to strengthen its capital position.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires Federal banking agencies to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. In addition to the ratios described above, FDICIA introduced an additional capital measurement, the Tier 1 risk- based capital ratio. The Tier 1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and critically undercapitalized." The five capital tiers established by FDICIA and the regulator's minimum requirements for each are summarized below.

                          Total           Tier 1
                        Risk-Based      Risk-Based
                       Capital Ratio   Capital Ratio   Leverage Ratio
----------------------------------------------------------------------

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

At September 30, 1998, the Bank's total risk-based ratio, tier 1 risk-based ratio and leverage ratio were 8.03%, 10.22%, and 9.61%, respectively, placing the Bank in the well capitalized category under FDICIA for each ratio.

Liquidity
First Georgia has traditionally maintained levels of liquidity in excess of levels required by regulatory authorities. As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments in an amount equal to a monthly average of 5% of withdrawable savings and short term borrowings. The Bank's liquidity level was 6.58% and 4.38% at September 30, 1998 and 1997, respectively.

The Bank's operational needs, demand for loan disbursements and savings withdrawals can be met by loan principal and interest payments, new deposits and excess liquid assets. While significant loan demand, deposit withdrawal, increased delinquencies and increased foreclosed properties could alter this condition, the Bank has sufficient borrowing capacity through Federal Home Loan Bank advances and other short term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for fiscal 1999.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

Year 2000 Compliance Disclosure
As the year 2000 (Year 2000) approaches, an important business issue has emerged regading existing software programs and hardware. Many existing application software products were designed to accommodate a two-digit year. For example, 98 is stored on the system and represents 1998 and 00 represents 1900. The Bank has been working on this problem since fiscal 1997. Management formed an Electronic Data Processing (EDP) committee (the Committee) in early fiscal 1997 to address this and many other computer-related issues that may arise. The Committee began testing all hardware and software applications for Year 2000 readiness. Several of the Banks computers were found to be non-compliant with Year 2000. The Committee decided to replace these machines as they implemented a Bank wide network to facilitate ease of information dissemination. With the installation of the network, all computers now used in the Bank are Year 2000 compliant.

All software the Bank utilizes, including the software for the new network, is in the process of being tested. All peripheral and specialized software has been tested. Where needed, all non-compliant software has been updated to compliant status or replaced. During the testing, the in-house processing software and equipment proved to be non-compliant. The decision was made to replace the mission critical software rather than wait for the upgrade. The Bank now has installed the new system, a product of Jack Henry and Associates. The new software was tested to the satisfaction of the Office of Thrift Supervision (the
OTS), the Banks primary regulator. The Bank has joined with other users of the software to perform user group testing of the mission critical software. This testing should be complete in early fiscal 1999 .

An additional area of concern to the Company, the Bank, and the OTS is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 issues could have significant implications on the ability of certain customers to continue operations. Letters inquiring as to the readiness for Year 2000 were sent to all the Banks commercial customers. Additional information is provided by each branch to any customer who wishes to learn more about Year 2000. Although the Bank has taken several steps to address these issues, there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in a negative impact on the Companys earnings.

The Company believes the mission critical systems are currently Year 2000 compliant. The Bank The EDP committee still meets regularly to discuss Year 2000 issues. Outside sources have performed several audits of the system with little or no exceptions to report. Management understands that certain infrastructure failures could arise due to undetected system or software errors. These contingencies could adversely affect the Bank. The Bank is addressing these contingencies in its Disaster Recovery Plan.

The Bank has experienced most of its costs associated with becoming Year 2000 compliant. The Company spent approximately $1,000,000 to become Year 2000 compliant. Nearly all of this expenditure was for new equipment and software, so the cost will be capitalized rather than realized all in one period. Management forsees any future costs associated with Year 2000 to be insignificant.

Although the Bank has taken several measures to address Year 2000 issues, there can be no assurances that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. Therefore, there can be no assurance that the failure of the Banks internal systems will not negatively impact the Banks operations.


Asset/Liability Management
First Georgia has implemented a program of asset/liability management to limit the Bank's vulnerability to material and prolonged increases in interest rates (interest rate risk). The principal determinant of the exposure of the Bank's earnings to interest rate risk is the difference in the time between interest rate adjustments or maturities on interest-earning assets and interest rate adjustments or maturities of interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and if the interest rates earned on its assets and paid on its liabilities moved concurrently, which is not the case, the

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Bank's asset/liability management policy seeks to increase the adjustability of the interest rates earned on its assets and paid on its liabilities and to match the maturities of its interest-earning assets and interest-bearing liabilities so that the Bank will be able to restructure and reprice its asset portfolio in a relatively short period to correspond to changes in its cost and flow of funds. The Bank's policy also seeks to encourage the flow of deposits into longer term certificates during periods of lower interest rates and to emphasize shorter term accounts during periods of high rates. During fiscal 1998, the Bank actively managed its interest rate risk by limiting its lending to short-term fixed rate balloon notes or adjustable rate loans and shortening the maturity on its deposits.

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

The interest rate sensitivity of the Bank's assets and liabilities provides an indication of the extent to which the Bank's net interest income may be affected by interest rate movements. The concept of interest rate sensitivity recognizes that certain assets and liabilities have interest rates that are subject to change prior to maturity. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracting interest rate sensitive liabilities from interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. To the extent that the gaps are close to zero, net interest income can be considered to be relatively immune from interest rate movements. The following table sets forth the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1998. The information presented, however, may not be indicative of actual future trends of net interest income in rising or declining interest rate environments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary


                                                (in thousands)
                             Over One Over Five Over
                                          One Year   Through   Through    Ten
                                          or Less  Five Years Ten Years  Years
                               ------------------------------------------------
Interest-earning assets (IEA's):
Investments                            $         -    1,223      245    10,097
Interest earning deposits and
federal funds sold                          13,277        -        -         -
Loans                                      109,093   36,639    1,365     4,156
                                    ------------------------------------------
Total                                      122,370   37,862    1,610    14,253
                                    ------------------------------------------

Interest-bearing liabilities (IBL's):
Demand deposits                           $ 16,732        -        -         -
Savings deposits                            15,867        -        -         -
Other time deposits                         85,703   31,521       58         -
Debt                                         2,100    4,500    2,000         -
                                    ------------------------------------------
Total                                      120,402   36,021    2,058         -
                                    ------------------------------------------

Interest sensitivity gap $                   1,968    1,841     (448)   14,253
                                    ==========================================
Cumulative gap                            $  1,968    3,809    3,361    17,614
                                    ==========================================
Ratio of IEA's to IBL's                       1.02     1.05     0.78         -
                                    ==========================================
Cumulative ratio of IEA's to IBL's            1.02     1.02     1.02      1.11
                                    ==========================================

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1998 AND 1997

Results of Operations

General
First Georgia Holding, Inc. reported net income of $2,014,402, an increase of $420,737. This increase is due primarily to the increase in interest income of $2,293,782. Net interest income after provision for loan losses increased a total of $1,704,464. Other income increased and other expenses increased by $354,415 and $1,258,764, respectively. Several factors as discussed below contributed the increases and decreases in these areas.

 Interest Income
Total interest income increased $2,293,782 for the year, or 17.94%. Interest income on loans increased $2,258,984, or 18.86%, which was the major factor for this increase in interest income. Average loans for the year increased by more than $20,000,000 during the year ended September 30, 1998, resulting in higher interest income. The Bank increased its position in mortgage backed securities, resulting in a $222,263, or 70.57% increase. Investment income decreased by $133,070 or 45.04% for the year ended September 30, 1998 as compared to the same time last year. As investments matured, much of that money was shifted into either the increased loan demand or mortgage backed securities, which had higher yields. Because of increased deposit growth, the Bank maintained high Federal funds sold balances. These higher balances account for an $54,395, or 27.47% decrease in other interest income.

Interest Expense
Total interest expense increased $892,834, or 12.87% for the year. This is attributable to an increase in average deposits of over $20,000,000. The Bank experienced substantial deposit growth over the year,

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

which is attributable to the introduction of more competitive deposit products. While most of this growth was in interest free checking accounts, the Bank concentrated on obtaining customers' total banking business, resulting in increased growth in interest bearing time deposits. Interest expense on advances and other borrowings increased $47,176, or 6.18% in year ended September 30, 1998 as compared to the year ended September 30, 1997. Most of this expense was realized early in the year through the Banks Federal funds purchased line. However, as deposit demand increased, the Bank began selling Federal funds rather than borrowing from the Federal funds line. This trend should continue through the early part of fiscal 1999.

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

                                                                            At
                                                                       September
                                            Year Ended September 30,       30,
                                           --------------------------  ---------
                                                  (in percentages)
                                               1998    1997    1996         1998
                                           --------------------------  ---------
Weighted average yield on:
Loans                                          9.57    9.36    9.35         9.65

Investment securities                          6.86    7.11    7.35         6.30

Interest earning deposits in other banks       5.39    5.47    5.89         5.53
                                           --------------------------  ---------
Total weighted average yield on all
interest earning assets                        9.33    9.12    9.15         9.14
                                           --------------------------  ---------

Weighted average rate paid on:

Deposits                                       5.04    5.18    5.35         4.66

Other borrowings                               5.98    8.89    8.40           -

Federal Home Loan Bank advances

Short term advances                            4.98    6.30    7.27         6.19

Long term advances                             7.86    5.14    6.63         7.38
                                           --------------------------  ---------
Total weighted average rate paid on all
interest-bearing liabilities                   5.13    5.25    5.23         4.78
                                           --------------------------  ---------
Weighted average interest rate spread (spread between weighted average yield on all interest-earning assets and rate
paid on all interest-earning liabilities)      4.20    3.87    3.92         4.36
                                           ==========================  =========
Net yield on average interest-earning
assets
(net interest income as a percentage of
of average interest-earning assets)            4.48    4.11    4.07          N/A
                                           ==========================  =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary


Provision for Loan Losses
The provision for loan losses is based on management's evaluation of the risk elements inherent in the loan portfolio. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, current economic conditions that might affect a borrower's ability to pay, review of impaired loans, findings and recommendations from regulatory examinations, historical charge-off experience, and levels of non-performing and past due loans. Management reviews these elements and determines the level of allowance for loan losses needed. When necessary, management will take a provision from income to apply toward the loan loss reserve. Because of the level of reserves for loan losses coupled with the low loss experience throughout the year, management recorded a loan loss provision of $6,163 for the year ended September 30, 1998. At September 30, 1998, the Bank believes its allowance for loan losses is adequate to provide for future losses. Table 1 sets forth an analysis of non-accruing and past due loans as of September 30, 1996 through 1998 while Table 2 provides an analysis of the allowance for loan losses, showing charge-offs and recoveries by type of loan as well as the addition to the allowance.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

Table 1
                                            As of September 30,
                                    ---------------------------------------

                                       1998        1997          1996
                                    ---------------------------------------
Non-accruing Loans (1)
Real estate
   Construction                   $         -            -              -
   First mortgage                   2,225,603    1,832,123      1,766,929
   Second mortgage                    117,619       82,517         19,764
Consumer                               21,214       44,781        164,118
                                    ---------------------------------------
   Total non-accruing loans         2,364,436    1,959,421      1,950,811
                                    ---------------------------------------
Past due loans (2)
Real estate
   Construction                             -            -              -
   First mortgage                           -            -              -
   Second mortgage                          -            -              -
Consumer                                    -            -              -
                                    ---------------------------------------
   Total past due loans                     -            -              -
                                    ---------------------------------------
Total non-accruing and
 past due loans                   $ 2,364,436    1,959,421      1,950,811
                                    =======================================

Percentage of total loans                1.56%        1.42%          1.58%
                                    =======================================

Real estate acquired through
 foreclosure                      $   644,084      423,000         94,200
                                    =======================================

Total non-accruing and past due loans
and nonperforming assets.         $ 3,008,520    2,382,421      2,045,011
                                    =======================================
--------------------------------------------------------------------------------
(1) Non-accruing loans are loans for which unpaid interest is not recognized in income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Table 2
                                     Year Ended September 30,
                                    ----------------------------

                                      1998     1997      1996
                                    ----------------------------

Beginning balance                 $ 1,012,322  955,288 1,003,569
Loans charged-off:
   Real estate construction                -        -         -
   Real estate mortgage              179,995   185,696  152,684
   Consumer and other                 63,762   162,520   56,602
                                    ----------------------------
                                     243,757   348,216  209,286
                                    ----------------------------
Recoveries:
   Real estate construction                -        -         -
   Real estate mortgage               78,084    32,939   46,547
   Consumer and other                115,820    62,632   66,354
                                    ----------------------------
                                     193,904    95,571  112,901
                                    ----------------------------

Net charge-offs                       49,853   252,645   96,385

Provision charged to operations        6,163   309,679   48,104
                                    ----------------------------

Balance at end of period          $  968,632 1,012,322  955,288
                                    ============================

Ratio of net charge-offs to
 average loans outstanding              0.03%     0.20%    0.08%
                                    ============================

Ratio of allowance to total loans       0.64%     0.73%    0.77%
                                    ============================



Other Income
Other income increased $354,415, or 21.57% for the year. Loan fees increased $466,636, or 98.47%, for the year as loan balances increased. This increased fee income results in part from a restructuring of the loan fee structure, to obtain an alignment with loan fee levels currently charged in the market. Deposit service charges increased $271,854, or 39.45% for the year ended September 30, 1998. This increase is attributable to the immense increase in deposit balances for the year. The increase in the number of deposits creates an increase in service charges and non-sufficient funds fees.

Other Expenses
Other expenses increased $1,258,764, or 26.52% for the year. Personnel related expenses had the largest increase, growing by $616,186, or 26.51%, for the year ended September 30, 1998. The Bank added more employees to maintain a superior level of customer service in response to the banks rapid growth. The hiring trend should level off in fiscal 1999. Occupancy expense also increased by $170,070, or 15.98%, for the year due to the opening of the permanent facility for its North Brunswick office. Data Processing

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

expense increased $158,440 for the year, a significant increase of 1,152.79% over last year. This increase in a usually stable expense category is attributable to the installation of a new mainframe system. The Bank installed a new graphical user interface computer technology which is certified Year 2000 compliant. The new system adds a new level of service to the customer, such as check image statements and better automatic deposit and account drafting capabilities.

Income Tax Expense
The Company incurred $1,217,839 in income tax expense for the year based on applicable income tax rates at September 30, 1998.


Financial Condition

Total assets of the Company increased $30,761,042 from September 30, 1997 to September 30, 1998. Loans were the driving force behind this increase, as the net balances grew $13,388,033, or 9.71%. Loan demand remained strong throughout fiscal 1998, and management took advantage of this demand by offering competitive loan products and exceptional service. The loan growth was primarily funded by the increased deposit balances, which also increased the Banks Federal funds sold to $12,180,000. Premises and equipment increased, $1,320,621, or 41.51%, for the year ended September 30, 1998. The Bank completed its North Brunswick Branchs permanent facility in fiscal 1998 and purchased a new mainframe system which will enhance customer service and provide the Bank with Year 2000 compliance.

As mentioned previously, total deposits increased $33,002,169, or 25.41%. Much of this increase was in non-interest bearing deposits, as the Bank now offers free checking to its customers. The Bank is well positioned to take advantage of the growing local market. With the increase in deposits, the Bank was able to pay many FHLB advances, as evidenced by a $5,750,000, or 40.07% decrease for the year ended September 30, 1998.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1997 AND 1996

Results of Operations

General
First Georgia Holding, Inc. reported net income of $1,593,665, an increase of $832,299. This increase is due primarily to the increase in interest income of $990,016. Net interest income after provision for loan losses increased a total of $338,968. Other income increased by a total of $638,822, and other expenses decreased $328,584. Several factors as discussed below contributed to the increases and decreases in these areas.

Interest Income
Total interest income increased $990,016 for the year, or 8.39%. Interest income on loans increased $989,344, or 9.01%, which was the major factor for this increase in interest income. Average loans for the year increased by more than $10,000,000 during the year ended September 30, 1997, resulting in increased interest income. Investment income decreased by $6,842, or 2.13% for mortgage backed securities and $82,467, or 21.82% for the year ended September 30, 1997 as compared to the same time last year. As investments matured, much of that money was shifted into the increased loan demand. Because of increased deposit balances and the need to fund the sale of the Hinesville branch, the Bank maintained high cash balances in its interest-bearing deposit accounts. These higher balances account for an $89,981, or 83.29% increase in other interest income.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary

advances were paid off and replaced by much lower-rate advances. The weighted average yield on advances dropped by 65 basis points for the year ended September 30, 1997 as compared to 1996.

Other Income
Other income increased $638,822, or 63.63% for the year. The main factor for this increase is the gain on the sale of the Hinesville branch, which netted $433,760. Loan fees increased $91,049, or 23.78%, for the year as loan balances increased. Deposit service charges increased $133,978, or 24.13% for the year ended September 30, 1997. This increase is attributable to an emphasis by management to collect non-sufficient funds fees, which increased $123,359. The increase in deposit balances also contributed to the increase.

Other Expenses
Other expenses decreased $328,584, or 6.48% for the year. In 1996, all thrifts had to pay a special assessment to recapitalize the national thrift insurance fund. This assessment cost the Bank $727,704 in 1996. Because of the special assessment, the Banks Federal insurance premiums were significantly lower for the year ended September 30, 1997. Federal insurance premiums decreased
$143,677, or 56.36%, not including the special assessment. Personnel expense offset these notable decreases because salary expense increased $337,517, or 16.99%. An increased staff is necessary to handle the Banks rapid growth.
 Occupancy expense also increased by $111,775, or 11.73%, for the year due to the opening of the new Wal- Mart supercenter branch, which has higher occupancy costs than the Hinesville branch did at the time of its sale.

Income Tax Expense
The Company incurred $838,461 in income tax expense for the year based on applicable income tax rates at September 30, 1997.

Financial Condition

Total assets of the Company increased $12,784,224 from September 30, 1996 to September 30, 1997. Loans were the driving force behind this increase, as the net balances grew $15,433,164, or 12.61%. Loan demand remained strong throughout fiscal 1997, and management took advantage of this demand by offering competitive loan products and exceptional service. Interest bearing deposits in other banks decreased by $1,430,573, or 48.42% for the year ended September 30, 1997 as compared to September 30, 1996. At the end of fiscal 1996, the Bank increased its cash balances to help fund the sale of the Hinesville branch, which was sold in March 1997. Investments decreased by $691,084, or 6.69% as investments matured and the funds were used to fund loans. Real estate owned increased $328,800, or 349.04% as of September 30, 1997. The Bank was able to foreclose on several pieces of real estate which were in nonaccrual status in the year ended September 30, 1996. The Federal Home Loan Bank (FHLB) redeemed $415,400, or 26.36%, of the Banks FHLB stock during fiscal year ended September 30, 1997.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont'd)
----------------------------------------------------------------------
First Georgia Holding, Inc. and subsidiary


Shareholder Information
A limited trading market has developed in the Company's common stock which is quoted on the NASDAQ (National Association of Securities Dealers Automated Quotation) National Market System under the symbol "FGHC." Set forth below are the high and low sales prices of the Company's common stock for each full quarterly period since October 1992. Such prices reflect inter-dealer prices, without retail mark-up, markdown, or commission, and may not represent actual transactions.

Quarterly Period                High    Low

October 1-December 31, 1996    4 1/8   2 3/4
January 1- March 31, 1997*     5       3  1/2
April 1  June 30, 1997 5 1/2   4 7/8
July 1  September 30, 1997     6 1/3   4 2/3
October 1  December 31, 1997   6 1/3   5 1/3
January 1  March 31, 1998      8 7/16  5 7/8
April 1  June 30, 1998**       10 1/2  8
July 1  September 30, 1998     15 1/4  8 7/8





*On February 28, 1997, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

**On June 15, 1998, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

At November 1, 1997, the Company had 257 shareholders of record. The Company paid cash dividends of $0.0667 per share in March 1998 and $0.0353 per share in December 1996. The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulators. Approximately $1,749,000 was available to be paid as dividends by the Bank to the Company at September 30, 1998 upon regulatory approval.

------------------------------------------------------------------------------
                                     OFFICES
------------------------------------------------------------------------------

        1703 Gloucester Street                        4510 Altama Avenue
        Brunswick, Georgia 31520                   Brunswick, Georgia 31520
        912-267-7283                                     912-267-0010

        2461 Demere Road                            129 Highway 82, East
        St. Simons Island, Georgia 31522             Blackshear, Georgia
        912-638-7118                                     912-449-4711

        2001 Commercial Drive South                 Wal-Mart Supercenter
        Brunswick, Georgia 31525                    150 Altama Connector
        912-262-1500                              Brunswick, Georgia 31525
                                                        912-280-9020

        1010 Plant Avenue
        Waycross, Georgia 31501
        912-287-2265

------------------------------------------------------------------------------
                               OTHER INFORMATION
------------------------------------------------------------------------------

Transfer Agent:                               Independent Auditors:

First Georgia Bank                            Deloitte & Touche LLP
1703 Gloucester Street                        Suite 2801, Independent Square
Brunswick, Georgia 31520                      One Independent Drive
                                              Jacksonville, Florida 32202


Legal Counsel:                                Special Counsel:

James A. Bishop                               Powell, Goldstein, Frazer & Murphy
Suite 40                                      Sixteenth Floor
First Federal Plaza                           191 Peachtree Street, N.E.
Brunswick, Georgia 31520                      Atlanta, Georgia 30303

------------------------------------------------------------------------------
                            DIRECTORS AND OFFICERS
------------------------------------------------------------------------------

                          FIRST GEORGIA HOLDING, INC.
                          ---------------------------
                                   OFFICERS


HENRY S. BISHOP                                          G. FRED COOLIDGE III
Chairman and President,                                 Secretary and Treasurer
Chief Executive Officer
------------------------------------------------------------------------------

                                    DIRECTORS

HENRY S. BISHOP                     B.W. BOWIE           M. FRANK DELOACH, III
Chairman of the Board,         Retired Senior Vice             President,
     President             President, General Manager,       Culver & Deloach
First Georgia Bank      and Director Federal Paper Board Co

TERRY DRIGGERS                     ROY K. HODNETT          E. RAYMOND MOCK
President, Driggers            President, T.H.E. Inc.      President, Mock
Construction Company           and The Island Inn          Enterprises, Inc.

JAMES D. MOORE                                             D. LAMONT SHELL
President, J.D. Moore, Inc.                 President, Glynn Electric Supply Co.

------------------------------------------------------------------------------
                          FIRST GEORGIA BANK, BRUNSWICK
------------------------------------------------------------------------------

HENRY S. BISHOP                                         G. FRED COOLIDGE III
Chairman and President                                 Executive Vice President,
                                                        Chief Financial Officer

CATHERINE BOYNE                    JUDY DIXON               LAURA D. FRIEND
Assistant Vice President      Assistant Vice President    Vice President, Data
                                                               Processing

SHERRYL JAMES                     GEORGE McMANUS            ELI D. MULLIS
Assistant Vice President           Loan Officer        Assistant Vice President

MILLEDGE SMITH                    ROBERT STRANGE             JODI TODD
Vice President                 Senior Vice President   Assistant Vice President,
                                                           Internal Auditor

JON TAHLIER                        DORIS THOMAS            SUSAN USSERY
Vice President                 Senior Vice President      Vice President

LINDSAY VINYARD                   MARK WESTBERRY          JAN WILDSMITH
Vice President                 Senior Vice President   Assistant Vice President

------------------------------------------------------------------------------
FIRST GEORGIA BANK, ALTAMA
------------------------------------------------------------------------------

ELZIE JACOBS                                            SUSAN STOWE
Vice President                                   Assistant Vice President

------------------------------------------------------------------------------
FIRST GEORGIA BANK, ST. SIMONS ISLAND
------------------------------------------------------------------------------

MEL BAXTER                   FELICIA SALTER               DIANE SHARPE
Senior Vice President   Assistant Vice President,          Loan Officer
                               Operations

------------------------------------------------------------------------------
FIRST GEORGIA BANK, WAL-MART SHOPPING CENTER
------------------------------------------------------------------------------

                             RITA BOATRIGHT
                         Assistant Vice President
------------------------------------------------------------------------------
FIRST GEORGIA BANK, NORTH BRUNSWICK
------------------------------------------------------------------------------

FRED ALEXANDER                                           CHINITA DAVIS
Vice President                                     Assistant Vice President

------------------------------------------------------------------------------
FIRST GEORGIA BANK, WAYCROSS/BLACKSHEAR
------------------------------------------------------------------------------

PAM TAYLOR                                              LINDA WALKER
Vice President                              Assistant Vice President, Operations

EXHIBIT 99
Independent Auditors' Report

The Board of Directors and Stockholders
First Georgia Holding, Inc.
Brunswick, Georgia

We have audited the financial statements of operations, stockholders' equity and cash flows of First Georgia Holding, Inc. and subsidiary for the year ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Georgia Holding, Inc. and subsidiary for the year ended September 30, 1996, in conformity with generally accepted accounting principles.


                                               KPMG PEAT MARWICK LLP

Atlanta, Georgia
November 1, 1996