Form 10QSB
period 1998-12-31
FIRST GEORGIA HOLDING INC
filed 1999-02-12
CIK 826491

FORM 10-QSB

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                For the quarterly period ended December 31, 1998
                                               -----------------
[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

            For the transition period from ___________ to _________

                         Commission file number 0-16657
                                               ----------
                          FIRST GEORGIA HOLDING, INC.
                          ---------------------------
Georgia                                         58-1781773
-------------------------------------------------------------------------------
(State or other jurisdiction or              (IRS Employer Identification No.)
or incorporation or organization)

                             1703 Gloucester Street
                            Brunswick, Georgia 31520
                           -------------------------
                               (Issuer's Address)

                                 (912) 267-7283
                          ----------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.    Yes     X      No
                ----------   ---------
Number of shares of Common Stock outstanding as of December 31, 1998.


                                   4,798,972

PART I
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

                                                            Page

Consolidated Balance Sheets as of
 December 31, 1998 and September 30, 1998.                    3


Consolidated Income Statements for the
 Three Months Ended December 31, 1998 & 1997.                 4

Consolidated Cash Flow Statements for
 the Three Months ended December 31, 1998 & 1997              5

Notes to Consolidated Financial Statements                    6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                          7



PART II

Item 6.         Exhibits and Reports on Form 8-K            14

                                              FIRST GEORGIA HOLDING, INC
                                              CONSOLIDATED BALANCE SHEETS

Assets:                                                12/31/98       09/30/98
                                              --------------------------------

Cash and cash equivalents:
  Cash and due from banks                          $  5,426,809      4,433,585
  Federal funds sold                                  7,730,000     12,180,000
  Interest bearing deposits in other banks            1,437,485      1,096,581
                                               --------------------------------
    Cash and cash eqivalents                         14,594,294     17,710,166

Investment securities to be held to maturity,
 fair value approximately $16,395,000 at
 December 31, 1998 and $11,768,000 at
 September 30, 1998                                  16,347,090     11,565,230
Loans receivable, net                               156,140,446    151,252,636
Real Estate Owned                                       490,012        644,084
Federal Home Loan Bank stock, at cost                 1,160,300      1,160,300
Premises and equipment, net                           4,708,549      4,502,239
Accrued interest receivable                           1,124,505      1,052,830
Intangible assets, net                                  890,065        917,995
Other assets                                          1,538,038      1,657,059
                                               --------------------------------

                                                   $196,993,299    190,462,539
                                              ================================

Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                      $169,860,218    162,890,105
     Federal Home Loan Bank advances                  8,600,000      8,600,000
     Accrued interest payable                           593,926        572,581
     Accrued expenses and other liabilities           1,778,552      2,718,641
                                              --------------------------------

                                                    180,832,696    174,781,327
                                             --------------------------------
Stockholders' Equity
Common stock, $1.00 par value.  10,000,000 shares
 authorized;  4,798,972 and 3,052,319 shares issued
 and outstanding at June 30, 1998 and
 September 30, 1997, respectively                     4,798,972      4,798,972
     Additional paid-in capital                       3,037,565      3,116,021
     Retained earnings                                8,324,066      7,766,219
                                              --------------------------------

                                                     16,160,603     15,681,212
                                               --------------------------------

                                                   $196,993,299    190,462,539
                                             ================================

See accompanying notes to consolidated financial statements

                                      FIRST GEORGIA HOLDING, INC.
                                    CONSOLIDATED INCOME STATEMENTS

                                               Three Months Ended
                                     ---------------------------------------
                                              12/31/98      12/31/97
                                     ---------------------------------------
Interest Income:
Loans                                        $3,556,064    3,356,763
Interest on Fed funds sold                      169,745           --
Interest on investments                         222,671      182,827
Other                                               434       12,566
                                           ------------------------
Total interest income                         3,948,914    3,552,156
                                            ------------------------
Interest Expense:
Deposits                                      1,933,177    1,659,487
Advances and other borrowings                   130,039      225,043
                                            ------------------------
Total interest expense                        2,063,216    1,884,530
                                            ------------------------

Net interest income                           1,885,698    1,667,626

Provision for Loan Losses                            56        1,127
                                            ------------------------

Net interest income after
provision for loan losses                     1,885,642    1,666,499
                                            ------------------------

Other Income:
Loan servicing fees                             206,638      187,759
Deposit service charges                         359,662      234,409
Gain on sale of foreclosed property              16,193           --
Other operating income                           51,431       10,807
                                           ------------------------

Total other income                              633,924      432,975
                                            ------------------------

Other Expenses:
Salaries and employee benefits                  801,982      672,323
Premises and occupancy costs                    274,136      285,172
Amortization of intangibles                      15,876       27,930
Federal insurance premiums                        4,500       19,942
Other operating expenses                        514,839      347,957
                                            ------------------------

Total other expenses                          1,611,333    1,353,324
                                            ------------------------
Income before income taxes                      908,233      746,150

Income taxes                                    350,385      281,357
                                            ------------------------

Net Income                                   $  557,848      464,793
                                            ========================


Income per share of common stock             $     0.12         0.10
                                            ========================
Weighted average number of shares outstanding  4,798,972    4,798,972

See accompanying notes to consolidated financial statements.

                                               FIRST GEORGIA HOLDING, INC.
                                            CONSOLIDATED CASH FLOW STATEMENTS

                                                THREE MONTHS ENDED DECEMBER 31,
                                                        1998          1997
                                       ----------------------------------------
OPERATING ACTIVITIES:
Net income                                        $    557,648         464,793
Adjustments to reconcile net income
to net cash provided by operations:
Provision for loan losses                                   56           1,127
Depreciation and amortization                           89,656          99,515
Amortization of intangibles                             27,930          27,930
Amortization of deferred loan fees                     (23,219)        (24,478)
(Gain)/Loss on sale of REO                             (16,193)             --
(Increase) Decrease in accrued
  interest receivable                                  (71,675)        (31,289)
Increase (decrease) in other assets                     40,764         180,921
Increase (decrease) in accrued expenses
  and liabilities                                     (918,744)         (7,075)
                                               -------------------------------

Net Cash Provided By Operating Activities             (313,777)        711,444
                                               -------------------------------

INVESTING ACTIVITIES:
Principal payments received on
  mortgage-backed securities                         1,376,272         146,703
Maturities of investment securities                         --              --
Purchase of investment securities                   (6,132,363)       (698,353)
Loan originations, net of principal repayments      (4,864,647)     (6,430,908)
Purchase of Premesis and equipment                    (321,735)       (201,353)
Proceeds from the sale of real estate                  170,265              --
                                               -------------------------------

Net Cash Used By Investing Activities               (9,772,208)     (7,183,911)
                                               -------------------------------

FINANCING ACTIVITIES:

Net increase (decrease) in deposits                  6,970,113       3,877,062
(Repayments of) Proceeds from other borrowings              --       3,000,000
Proceeds from FHLB Advances                          3,200,000       2,750,000
Repayments of FHLB Advances                         (3,200,000)     (3,400,000)
Net Proceeds from stock options                             --              --
Cash Dividends paid                                         --              --
                                               -------------------------------

Net Cash Provided by Financing Activities            6,970,113       6,227,062
                                               -------------------------------

Increase In Cash And Cash Equivalents               (3,115,872)       (245,405)
Cash and Cash equivalents at beginning of year      17,710,166       4,509,127
                                               -------------------------------

Cash and cash equivalents at end of quarter       $ 14,594,294       4,263,722
                                               ===============================

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)     BASIS OF PRESENTATION


In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of December 31, 1998 and September 30, 1998. Also included are the results of its operations and changes in financial position for the three months ended December 31, 1998 and 1997 The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

FIRST GEORGIA HOLDING, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY


First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 9.70% and 6.58% at December 31, 1998 and September 30, 1998, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal, interest payments received, new
deposits, and excess liquid assets.   Significant loan demand, deposit
withdrawal, increased delinquencies, and increased real estate acquired in
settlement of loans (REO) could alter this condition.    Management does not
foresee any liquidity problems for fiscal 1999.

CAPITAL RESOURCES

The following is a reconciliation at June 30, 1998 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
  Stockholders' Equity                                  15,737,000

Less:
  Intangible Assets                                        890,000
                                                       ------------
Tangible Capital                                        14,847,000

Plus:
  Qualifying intangible assets                             890,000
                                                       ------------
     Core Capital                                       15,737,000

Plus:
 Supplemental Capital                                      979,000
                                                       ------------
     Risk-based Capital                                 16,716,000
                                                       ============

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 1998, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at December 31, 1998 are summarized as follows:

                                         Required Minimum
                     Bank Capital             Amount         Excess (Deficiency)
              ------------------------------------------------------------------
                   %         $             %      $             %        $
              ------------------------------------------------------------------
Tangible
Capital:         7.58%   14,847,000      1.50%  2,938,000     6.08%  11,909,000

Core
Capital:         8.00%   15,737,000      4.00%  7,870,000     4.00%   7,867,000

Risk-Based
Capital:        10.22%   16,716,000      8.00% 13,090,000     2.22%   3,626,000




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

                    Tier 1 Risk-Based    Risk-based      Leverage
                       Capital Ratio    Capital Ratio     Ratio
                    ----------------   --------------   -----------

Well Capitalized        10% or above    6% or above     5% or above

Adequately Capitalized  8% or above     4% or above     4% or above

Undercapitalized        Less than 8%    Less than 4%    Less than 3%

Significantly
 Undercapitalized       Less than 8%    Less than 4%    Less than 3%

Critically
  Undercapitalized     -------------    ------------    2% or less

An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

At December 31, 1998, the Bank's Tier 1 risk-based capital ratio was
9.62%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

The Bank's capital position changed during the quarter ended December 31,
 1998. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.
RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans increased $199,301, or 5.94%, for the three month period ended December 31, 1998 as compared to the same period in 1997. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes, as evident by its low real estate foreclosed balances. Management expects loan
demand to maintain healthy levels.   Interest on investments increased $39,844,
or 21.79% for the quarter ended December 31, 1998 compared to December 31, 1997.
 As the Bank's deposit base has increased, more funds have been shifted out of Fed funds sold and into higher yield investments. Other interest income for the quarter ended December 31, 1998 decreased 12,132, or 96.55% as compared to the same quarter ended December 31, 1997. The Bank has shifted more of its excess cash into Fed funds sold, which generates more income, and out of interest bearing deposits. In the last quarter, the Bank has seen steady growth in its deposit balances. Consequently, the bank has been able to put money into short-term earning vehicles, such as overnight Fed Funds.

INTEREST EXPENSE

Interest Expense increased $178,686 (9.48%) for the quarter ended December
31, as compared to the same period in 1997. Interest on deposits increased $273,690 (16.49%) for the three month period ended December 31, compared to the same periods ended December 31, 1997. While the Bank did experience some increase in interest bearing deposits, the non-interest earning deposits grew approximately 2,359,000. The market place in which the Bank operates is extremely conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit demand. Interest on borrowings decreased $95,004, or 42.22% for the ending December 31, 1998. The increased flow of money into the Bank from deposits has made it possible to pay off several Federal Home Loan Bank advances the Bank had.

NET INTEREST INCOME

Net Interest Income increased $218,072, or 13.08% for the quarter ended
December 31, 1998 as compared to the same period last year. While increases in loan balances and interest earning deposits have contributed to the increase, the substantial increase in non-interest bearing deposits held by the Bank has been the deciding factor in the quick increase. Management believes this growth will continue throughout fiscal 1999.

PROVISION FOR LOAN LOSSES

 The provision for loan losses expense decreased $1,071 for the quarter ended December 31, 1998 as compared to the same periods ended December 31, 1997.
 The loan loss provision at December 31, 1998 was over $970,000, which is well over the necessary regulatory requirements. Management feels the reserve is at adequate levels and does not warrant any transfers from earnings at this time. Net Interest Income after Provision for Loan Losses for the quarter ended December 31, 1998 increased $219,143, or 13.15% from the same period last year.

OTHER INCOME

Other Income for the quarter increased $200,949, or 46.41% from the same quarter the previous. Deposit service charges increased 125,253, or 53.43% for the quarter ended December 31, 1998 as compared to the same time last year. The increase in deposit accounts is the reason for this increase. As the Bank adds more deposit accounts to its portfolio, this figure will continue to grow. Loan servicing fees increased $18,879, (10.05%) for the quarter ended December 31,
1998.   The increase in loan accounts is attributable to this number.  The Bank also realized a gain on the sale of a piece of real estate acquired in settlement of a loan in the quarter ended December 31, 1998. The Bank realized no such gain at the same time last year.

OTHER EXPENSES

Other expenses for the quarter ended December 31, 1998 increased $258,009, or 19.06%, over the quarter ended December 31, 1997. Personnel expense increased $129,659, or 19.29% in the three month period ending December 31, 1998 over December 31, 1997 The Bank has added several new employees to help with the growth the Bank is experiencing. Management does not forsee any extraordinary hiring concerns for the remainder of the year. Other expenses increased $166,882, or 47.96%, for the quarter ended December 31, 1998 as compared to last year. In October, the Bank converted to a new mainframe system which is Year 2000 compliant. The new system allows the Bank to offer outstanding customer service. This installation is generating several data processing costs which were not present last year.

The Bank increased its accrual for income taxes by $69,028 (24.53%) for the quarter to keep up with the increased income.


FINANCIAL CONDITION

ASSETS

Cash and cash equivalents decreased $3,115,872, or 17.59%, over the three month period ended December 31, 1998. With the increase in transaction deposit accounts, the Bank shifted some of its funds into higher yielding investments. This shift is evidenced by the $4,781,860 (41.35%) increase in investments. Premises and equipment increased $206,310, or 4.58% due to the increased computer equipment associated with the conversion to the new system.

Loans receivable increased $4,887,810, or  3.23% as of the quarter ended

December 31, 1998 over September 30, 1998. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the bank has been successful in drawing strong, safe loans to the bank. The Bank's Loan portfolio is as follows:

                                   LOANS RECEIVABLE

                                           12/31/98         9/30/98
                                       ----------------------------------
Real estate mortgage loans           $      103,128,898      102,828,455
Real estate construction loans               27,674,851       27,108,632
Consumer loans                               12,527,070       11,830,203
Commercial and other loans                   13,970,416       10,593,354
                                       ----------------------------------
                                            157,301,235      152,360,644

Less:
   Deferred loan fees                           128,845           83,035
   Unearned interest income                      52,833           56,341
   Allowance for loan losses                    979,111          968,632
                                       ----------------------------------
                                     $      156,140,446      151,252,636
                                       ==================================




Management's evaluation of the risk elements in the loan portfolio is the basis for the allowance for loan losses. The elements include possible declines in the value of collateral due to changing economic conditions and depreciation over time, size and composition of the loan portfolio, and current economic conditions that might affect a borrower's ability to pay. Review of specific problem loans, regulatory examinations, historical charge-off experience, and levels of nonperforming and past due loans are other elements considered. Management reviews these factors frequently and determines if the level of loan loss allowances is adequate. At December 31, 1998, the Bank believes its allowance for loan losses is adequate to provide for future losses.

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

                            ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

                                             12/31/98             09/30/98
                                       ----------------------------------------

Non-accruing Loans
Real estate
 Construction                        $              -                   -
 Mortgage                                   2,259,611            2,343,222
Consumer                                       36,397               21,214
                                       ------------------------------------
  Total non-accruing loans                  2,296,008            2,364,436
                                       ------------------------------------

Past Due Loans
Real estate
 Construction                                      -                    -
 Mortgage                                          -                    -
Consumer                                      140,321                   -
                                       ------------------------------------
   Total past due loans                            -                    -
                                       ------------------------------------

Total non-accruing
 and past due loans                  $      2,296,008            2,364,436
                                       ====================================

Percentage of total loans                       1.47%                1.56%
                                       ====================================

Real estate acquired
 through foreclosure                 $        490,012              644,084
                                       ====================================

Total non-accruing,past due
loans, and nonperforming assets.     $      2,786,020            3,008,520
                                       ====================================

                           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                12/31/98             12/31/97
                                    -----------------------------------------

Beginning balance                 $             968,632              955,288
Loans charged-off:
 Real estate construction                             -                  -
 Real estate mortgage                                 -              185,696
 Consumer and other                               6,466              162,520
                                    -----------------------------------------
    Total charge offs                             6,466              348,216
                                    -----------------------------------------

Recoveries:
 Real estate construction                            -                   -
 Real estate mortgage                               363               32,939
 Consumer and other                               7,802               62,632
                                    -----------------------------------------
   Total recoveries                               8,165               95,571
                                    -----------------------------------------

Net charge-offs                                  (1,699)             252,645

Provision charged to operations                      56              309,679
                                    -----------------------------------------

Balance at end of period          $             970,387            1,012,322
                                    =========================================

Ratio of net charge-offs to
 average loans outstanding                        0.00%               20.00%
                                    =========================================


LIABILITIES

Deposits have increased $6,970,113, or 4.28%, for the three month period
ended December 31, 1998.   The Bank has been working hard to increase its market
share in Glynn County's deposit business. As the numbers dictate, First Georgia has been somewhat successful in soliciting new deposit business.

PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 80K

The Bank filed no reports on Form 8-K for the quarter ended December
31, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:______________________     BY:____________________
        G.  Fred Coolidge III
        Secretary and Treasurer