Form 10QSB
period 1999-03-31
FIRST GEORGIA HOLDING INC
filed 1999-05-13
CIK 826491

FORM 10-QSB

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   (Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999

            [ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1943.

            For the transition period from ___________ to _________

                         Commission file number 0-16657

                          FIRST GEORGIA HOLDING, INC.

Georgia                                         58-1781773
--------------------------------------------------------------------------
(State or other jurisdiction or               (IRS Employer Identification No.)
or incorporation or organization)

                             1703 Gloucester Street
                            Brunswick, Georgia 31520
                            ------------------------
                               (Issuer's Address)

                                   (912) 267-7283
                          ---------------------------
                          (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______


       Number of shares of Common Stock outstanding as of March 31, 1999.


                                   4,798,972

PART I
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia
Holding, Inc. filed as a part of this report are as follows:

                                                             Page
                                                             ----
Consolidated Balance Sheets as of
 March 31, 1999 and September 30, 1998.                        3


Consolidated Income Statements for the
 Three Months Ended March 31, 1999 and 1998
 And the Six Months ended March 31, 1999 and 1998.             4

Consolidated Cash Flow Statements for
 the Six Months ended March 31, 1999 and 1998.                 5

Notes to Consolidated Financial Statements                     6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                           6



PART II

Item 6.         Exhibits and Reports on Form 8-K              14

                                              FIRST GEORGIA HOLDING, INC.
                                        CONSOLIDATED BALANCE SHEETS (unaudited)

Assets:                                            03/31/99            09/30/98
                                               ---------------------------------

Cash and cash equivalents:
  Cash and due from banks                     $   5,128,845            4,433,585
  Federal funds sold                             12,340,000           12,180,000
  Interest bearing deposits in other banks          823,217            1,096,581
                                               ---------------------------------
    Cash and cash eqivalents                     18,292,062           17,710,166

Investment securities held to maturity, fair value approximately  $15,164,000 at
 March 31, 1999 and $11,768,000 at
 September 30, 1998.                             15,224,207           11,565,230
Loans receivable, net                           159,253,752          151,252,636
Real estate owned                                   515,000              644,084
Federal Home Loan Bank stock, at cost             1,160,300            1,160,300
Premises and equipment, net                       4,669,538            4,502,239
Accrued interest receivable                         921,677            1,052,830
Intangible assets, net                              862,135              917,995
Other assets                                        862,182            1,657,059
                                                --------------------------------
                                              $ 201,760,853          190,462,539
                                                ================================

Liabilities and Stockholders' Equity

Liabilities:
     Deposits                                 $ 176,355,222          162,890,105
     Federal Home Loan Bank advances              7,600,000            8,600,000
     Accrued interest payable                       625,214              572,581
     Accrued expenses and other liabilities         744,840            2,718,641
                                                --------------------------------

                                                185,325,276          174,781,327
                                                --------------------------------
Stockholders' Equity
Common stock, $1.00 par value.  10,000,000 shares
 authorized;  4,798,972 shares issued and outstanding
 at March 31, 1999 and September 30, 1998,
 respectively                                     4,798,972            4,798,972
     Additional paid-in capital                   3,116,021            3,116,021
     Retained earnings                            8,520,584            7,766,219
                                                --------------------------------
                                                 16,435,577           15,681,212
                                                --------------------------------
                                              $ 201,760,853          190,462,539
                                                ================================

See accompanying notes to consolidated financial statements.

             FIRST GEORGIA HOLDING, INC.
                    CONSOLIDATED INCOME STATEMENTS (unaudited)

                                     Three Months Ended        Six Months Ended
                                   ---------------------   ---------------------
                                   03/31/99     03/31/98    03/31/99    03/31/98
                                   ----------------------  ---------------------
Interest Income:
  Loans                           $3,555,059    3,474,943  $7,111,124  6,831,706
  Interest on Federal funds sold     135,774        7,580     305,519      7,580
  Interest on investments            249,310      174,276     471,981    357,103
  Other                                  678          208       1,112     12,774
                                   ----------------------  ---------------------
    Total interest income          3,940,821    3,657,007   7,889,736  7,209,163
                                   ----------------------  ---------------------
Interest Expense:
 Deposits                          1,888,632    1,666,320   3,821,809  3,325,807
 Advances and other borrowings       116,899      226,651     246,938    451,694
                                   ----------------------  ---------------------
    Total interest expense         2,005,531    1,892,971   4,068,747  3,777,501
                                   ----------------------  ---------------------
    Net interest income            1,935,290    1,764,036   3,820,989  3,431,662

Provision for Loan Losses                  -        2,180          56      3,307
                                   ----------------------- ---------------------

   Net interest income after
   provision for loan losses       1,935,290    1,761,856   3,820,933  3,428,355
                                   -----------------------  --------------------
Other Income:
 Loan servicing fees                 180,595      207,968     387,334    395,727
 Deposit service charges             311,330      211,802     670,992    446,211
 Gain on sale of foreclosed property     426        5,539      16,619      5,539
 Other operating income               41,430        5,467      92,861     16,274
                                   -----------------------  --------------------
   Total other income                533,781      430,776   1,167,806    863,751
                                   -----------------------  --------------------
Other Expenses:
  Salaries and employee benefits     836,188      729,465   1,638,170  1,401,788
  Premises and occupancy costs       317,457      290,252     591,593    575,424
  Amortization of intangibles         27,930       27,930      55,860     55,860
  Other operating expenses           541,179      386,622   1,048,464    754,521
                                   -----------------------  --------------------

    Total other expenses           1,722,754    1,434,269   3,334,087  2,787,593
                                   -----------------------  --------------------
    Income before income taxes       746,317      758,363   1,654,652  1,504,513

Income taxes                         261,864      280,908     612,249    562,265
                                   -----------------------  --------------------
  Net Income                     $   484,453      477,455   1,042,403    942,248
                                   =======================  ====================
Income per share of common stock
 Basic                           $      0.10         0.10     $  0.22       0.20
                                   =======================  ====================
 Diluted                         $      0.10         0.10    $  0.21       0.19
                                   =======================  ====================


See accompanying notes to consolidated financial statements

                           FIRST GEORGIA HOLDING, INC.
                  CONSOLIDATED CASH FLOW STATEMENTS (unaudited)

                           SIX MONTHS ENDED MARCH 31,
                                    1999 1998
                                       -----------------------------------------
OPERATING ACTIVITIES:
 Net income                                         $  1,042,303       942,248
 Adjustments to reconcile net income
   to net cash provided by operations:
    Provision for loan losses                                 56         3,307
    Depreciation and amortization                        256,765       216,129
    Amortization of intangibles                           55,860        55,860
    Amortization of deferred loan fees                   (66,409)      (57,071)
    (Gain)/Loss on sale of REO                           (17,119)       (5,539)
    (Increase) decrease in accrued interest
     receivable                                          131,153       (76,670)
    Increase (decrease) in other assets                  794,877       (71,267)
    Increase (decrease) in accrued expenses
    and liabilities                                   (1,921,168)      225,247
                                                 ------------------------------

    Net Cash Provided By Operating Activities            276,318     1,232,244
                                                 ------------------------------

INVESTING ACTIVITIES:
  Principal payments received on
   mortgage-backed securities                          2,479,300       466,732
  Maturities of investment securities                          -     1,100,000
  Purchase of investment securities                   (6,132,363)   (2,328,671)
  Loan originations, net of principal
   repayments                                         (8,006,094)  (14,365,731)
  Purchase of premesis and equipment                    (429,978)     (666,503)
  Proceeds from the sale of real estate                  217,534       300,251
                                                 ------------------------------

    Net Cash Used By Investing Activities            (11,871,601)  (15,493,922)
                                                 ------------------------------

FINANCING ACTIVITIES:

  Net increase (decrease) in deposits                 13,465,117    15,436,093
 (Repayments of) proceeds from other borrowings                -       190,000
  Proceeds from FHLB advances                          3,200,000    14,350,000
  Repayments of FHLB advances                         (4,200,000)  (15,250,000)
  Net proceeds from stock options                              -       239,663
  Cash dividends paid ($0.06 per share)                 (287,938)     (319,936)
                                                 ------------------------------

    Net Cash Provided by Financing Activities         12,177,179    14,645,820
                                                 ------------------------------

Increase In Cash And Cash Equivalents                    581,896       384,142
Cash and cash equivalents at beginning of year        17,710,166     4,509,127
                                                 ------------------------------

Cash and cash equivalents at end of quarter      $    18,292,062     4,893,269
                                                 ==============================

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)     BASIS OF PRESENTATION


In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of March 31, 1999 and September 30, 1998. Also included are the results of its operations and changes in financial position for the three and six months ended March 31, 1999 and 1998. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

(2) EARNINGS PER SHARE

The following table is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

                                          Three Months           Six Months
                                            Ended                   Ended
                                            March 31,             March 31,
                                     --------------------  ---------------------
                                        1999       1998       1999        1998
                                     ---------  ---------  ---------   ---------
Weighted average number of common
  shares outstanding - Basic         4,798,972  4,794,127  4,798,972   4,685,118

Incremental shares from the assumed
  conversion of stock options          393,723    387,529    396,455     476,418
                                    ----------- --------------------- ----------

    Total - Diluted                  5,192,695  5,181,656  5,195,427   5,161,536
                                    =========== ===================== ==========




FIRST GEORGIA HOLDING, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q

LIQUIDITY


First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal

Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 11.80% and 6.58% at March 31, 1999 and September 30, 1998, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans (REO) could alter this condition. Management does not foresee any liquidity problems for 1999.

YEAR 2000 COMPLIANCE DISCLOSURE

As the year 2000 ("Year 2000") approaches, an important business issue has emerged regarding existing software programs and hardware. Many existing application software products were designed to accommodate a two-digit year. For example, "98" is stored on the system and represents 1998 and "00" represents 1900. The Bank has been working on this problem since fiscal 1997. Management formed an Electronic Data Processing ("EDP") committee (the "Committee") in early fiscal 1997 to address this and many other computer-related issues that may arise. The Committee began testing all hardware and software applications for Year 2000 readiness. Several of the Bank's computers were found to be non-compliant with Year 2000. The Committee decided to replace these machines as they implemented a Bank wide network to facilitate ease of information dissemination. With the installation of the network, all computers now used in the Bank are Year 2000 compliant.

All mission critical software for the Bank was tested as of March 1999. All peripheral and specialized software has been tested as well. Where needed, all non-compliant software has been updated to compliant status or replaced. In October of 1998, the Bank converted to a new mainframe system, a product of Jack Henry and Associates. The new software was tested to the satisfaction of the Office of Thrift Supervision (the "OTS"), the Bank's primary regulator. The Bank has joined with other users of the software to perform user group testing of the mission critical software. This testing was completed in early fiscal 1999.

An additional area of concern to the Company, the Bank, and the OTS is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 issues could have significant implications on the ability of certain customers to continue operations. Letters inquiring as to the readiness for Year 2000 were sent to all the Bank's commercial customers. Additional information is provided by each branch to any customer who wishes to learn more about Year 2000. Although the Bank has taken several steps to address these issues, there can be no assurance that these customers will be Year 2000 compliant. Failure of certain customers to adequately address these issues could result in a negative impact on the Company's earnings.

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

Although the Bank has taken several measures to address Year 2000 issues, there can be no assurances that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. Therefore, there can be no assurance that the failure of the Bank's internal systems will not negatively impact the Bank's operations.

CAPITAL RESOURCES

The following is a reconciliation at March 31, 1999 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
    Stockholder's Equity                       $ 16,358,000

Less:
    Intangible assets                               862,000
                                        --------------------
        Tangible Capital                         15,496,000

Plus:
   Qualifying intangible assets                     862,000
                                        --------------------
        Core Capital                             16,358,000

Plus:
   Supplemental Capital                           1,019,000
                                        --------------------
        Risk-based Capital                     $ 17,377,000
                                        ====================




Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At March 31, 1999, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at March 31, 1999 are summarized as follows:

                                         Required Minimum          Excess
                   Bank Capital               Amount            (Deficiency)
--------------------------------------------------------------------------------

                    %         $             %        $           %        $
--------------------------------------------------------------------------------
Tangible
 Capital:        7.72%   15,496,000      1.50%  3,012,315     6.22%  12,483,685

Core
 Capital:        8.11%   16,358,000      4.00%  8,067,320     4.11%   8,290,680

Risk-based
 Capital:       13.99%   17,377,000      8.00%  9,938,000     5.99%   7,439,000
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

                       Tier 1 Risk-Based     Risk-based             Leverage
                         Capital Ratio      Capital Ratio            Ratio
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

At March 31, 1999, the Bank's Tier 1 risk-based capital ratio was 13.17%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

The Bank's capital position changed during the quarter ended March 31, 1999. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.


                             RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans increased $80,116, or 2.31%, for the three month period ended March 31, 1999 and $279,418, or 4.09% for the six month period ended March 31, 1999 as compared to the same period in 1998. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes, as evidenced by its low real estate foreclosed balances. Management expects loan demand to maintain healthy levels. Interest on investments increased $75,034, or 43.05% for the quarter and $114,878, or 32.17% for the six month period ended March 31, 1999 compared to March 31, 1998. As the Bank attracted significant deposit balances, Management increased its investment holdings. Average investment balances increased approximately $5,200,000 from March 31, 1999 as compared to March 31, 1998. Other interest income for the quarter ended March 31, 1999 increased $128,664, or 1,652.08% as compared to the same quarter ended March 31, 1998. For the six month period ended March 31, 1999, other interest income increased $286,277, or 1,406.94% as compared to the same period ended March 31, 1999. In a trend continued from the last fiscal year, the Bank has seen tremendous growth in its deposit balances. The Bank is offering new deposit products, such as free checking, which has been accepted favorably in the marketplace. Consequently, the bank has been able to put money into short-term earning vehicles, such as overnight Fed Funds.

INTEREST EXPENSE

Interest on deposits increased $222,312 (13.34%) for the quarter ended March 31, 1999 and $496,002 (14.91%) for the six month period ended March 31, 1998 as compared to the same period in 1998. Average deposit balances increased approximately $9,332,000 in the six month period from September 30, 1998 to March 31, 1999. The market place in which the Bank operates is extremely conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit demand. Interest on borrowings decreased $109,752, or 48.42% for the quarter and $204,756, or 45.33% for the six month period ending March 31, 1999. The increased flow of money into the Bank from deposits has made it possible to pay off several Federal Home Loan Bank advances and other borrowings the Bank had.

NET INTEREST INCOME

Net Interest Income increased $171,254, or 9.71% for the quarter and $389,327, or 11.35% for the six month period ended March 31, 1999 as compared to the same periods last year. While increases in loan balances and interest earning deposits have contributed to the increase, the substantial increase in non-interest bearing deposits held by the Bank has been the deciding factor in the quick increase. Management believes this growth will continue throughout fiscal 1999.

PROVISION FOR LOAN LOSSES

 The provision for loan losses expense decreased $2,180 for the quarter and decreased $3,251 for the six months ended March 31, 1999 as compared to the same periods ended March 31, 1998. The loan loss reserve is well over regulatory requirements. Management feels the reserve is at adequate levels and does not warrant any transfers from earnings at this time. Net Interest Income after the Provision for Loan Losses for the quarter ended March 31, 1999 increased $173,434, or 9.84% from the same period last year and $392,578, or 11.45% for the six month period ended March 31, 1999 over March 31, 1998.

OTHER INCOME

Other Income for the quarter increased $103,005, or 23.91% from the same quarter the previous year and $304,055, or 35.20%, for the six month period ended March 31, 1999 as compared to March 31, 1998. The main factor for this increase was deposit service charges.
 As the volume of deposits increase, the fee income, such as service charges and insufficient funds fees, increase as well. Therefore, deposit service charges increased $99,528 (46.99%) for the quarter and $224,781 (50.38%) for the six month period ended March 31, 1999.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 1999 increased $288,485, or 20.11%, over the quarter ended March 31, 1998. Other expenses for the six month period ended March 31, 1999 increased $546,494, or 19.60%, over the six month period ended March 31, 1998. Personnel expense increased $106,723, or 14.63% in the three month period ending March 31, 1999 over March 31, 1998, and $236,382, or 16.86% for the six month period ended March 31, 1999 over the same period last year. The Bank has added several new employees to help with the growth the Bank is experiencing. Management does not forsee any extraordinary hiring concerns for the remainder of the year. Other operating expenses increased $154,557, or 39.98%, for the quarter and $293,943, or 38.96% for the nine month period ended March 31, 1999 as compared to last year.
 With the introduction of the new mainframe computer system, some costs have increased, such as office supplies, small fixtures, and data processing systems.
 Also, with the rapid growth the Bank has experienced, areas such as postage, employee training, and regulatory assessments have increased.

  The Bank decreased its accrual for income taxes by $19,044 (6.78%) for the quarter and showed an increase of $49,984 (8.89%) for the six month period ended March 31, 1999 as compared to the same period in 1998.


                              FINANCIAL CONDITION

ASSETS

Cash increased $695,260, or 15.68%, over the six month period ended March 31, 1999. With the increase in transaction deposit accounts, the Bank has kept higher cash balances. Interest bearing deposits in other banks and federal funds sold decreased $113,364, or 0.85%, over the same period. The Bank is quickly turning over new deposit balances into new loan disbursements or new investments. Investment balances increased $3,658,977, or 31.64%, for the six months ended March 31, 1999. Premises and equipment increased $167,299, or 3.72%. The Bank purchased additional computer equipment to work with the new mainframe system.

Loans receivable increased $8,001,116, or 5.29% as of the six months ended March 31, 1999 over September 30, 1998. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the Bank has been successful in drawing strong, safe loans to the Bank. The Bank's Loan portfolio is as follows:

                                   LOANS RECEIVABLE

                                             3/31/99          9/30/98
                                         ----------------------------------
Real estate mortgage loans             $      101,728,379      102,828,455
Real estate construction loans                 28,226,581       27,108,632
Consumer loans                                 14,021,772       11,830,203
Commercial and other loans                     16,502,734       10,593,354
                                         ----------------------------------
                                              160,479,466      152,360,644

Less:
   Deferred loan fees                             149,444           83,035
   Unearned interest income                        57,463           56,341
   Allowance for loan losses                    1,018,831          968,632
                                         ----------------------------------
                                       $      159,253,728      151,252,636
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

                           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                        03/31/99       09/30/98
                                                   -----------------------------

Beginning balance                                $       968,632      1,012,322
Loans charged-off:
 Real estate construction                                     -             -
 Real estate mortgage                                     20,934        179,995
 Consumer and other                                      124,897         63,762
                                                   -----------------------------
    Total charge offs                                    145,831        243,757
                                                   -----------------------------

Recoveries:
 Real estate construction                                     -             -
 Real estate mortgage                                    171,651         78,084
 Consumer and other                                       24,323        115,820
                                                   -----------------------------
   Total recoveries                                      195,974        193,904
                                                   -----------------------------

Net charge-offs(recoveries)                              (50,143)        49,853

Provision charged to operations                               56          6,163
                                                   -----------------------------

Balance at end of period                         $     1,018,831        968,632
                                                   =============================

Ratio of net charge-offs(recoveries) to
 average loans outstanding                                -0.03%           0.03%
                                                   =============================

                            ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

                                              03/31/99             09/30/98
                                        ----------------------------------------

Non-accruing Loans (1)
Real estate
 Construction                         $             -                   -
 Mortgage                                  2,443,821            2,343,222
Consumer                                      44,884               21,214
                                        ----------------------------------
  Total non-accruing loans                 2,488,705            2,364,436
                                        ----------------------------------

Past Due Loans (2)
Real estate
 Construction                                     -                    -
 Mortgage                                         -                    -
Consumer                                          -                    -
                                        ----------------------------------
   Total past due loans                           -                    -
                                        ----------------------------------

Total non-accruing
 and past due loans                   $    2,488,705            2,364,436
                                        ==================================

Percentage of total loans                       1.56%                1.56%
                                        ==================================

Real estate acquired
 through foreclosure                  $      515,000              644,084
                                        ==================================

Total non-accruing,past due
loans, and nonperforming assets.      $    3,003,705            3,008,520
                                        ==================================

(1) Non-accruing loans are loans for which unpaid interest is not recognized in income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing



LIABILITIES

Deposits have increased $13,465,117, or 8.27%, for the six month period ended March 31, 1999. The Bank has been working hard to increase its market share of deposits in Glynn County. This increase reflects that First Georgia has been fairly successful in soliciting new deposit business. With the increase of deposit balances, the Bank has paid off several of its Federal Home Loan Bank advances, as evidenced by the decrease of $1,000,000, or 11.63%. Much of this money was replaced with the inflow of non-interest bearing deposits.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

First Georgia Holding, Inc., held its annual meeting January 19, 1999. The following votes were taken:

Proposal 1:  Election of B.W. Bowie, Terry
K. Driggers, and Roy K. Hodnett as
directors

For                                          4,651,524
Withhold Authority                                   0
Withhold Authority for a particular
director                                             0
                                            -----------
Total                                        4,651,524
                                            ===========

The directors terms who continued after the meeting are as follows:

Henry S. Bishop, M. Frank Deloach, III, E. Raymond Mock, James D. Moore,
D. Lamont Shell


Proposal 2:  Approval of Amendment to the
First Georgia Holding, Inc. 1995 Stock
Incentive Plan

For                4,551,607
Against               99,917
                 -----------
   Total           4,651,524
                 ===========



ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

A. Exhibits.

The following exhibit is filed with this report.

        Exhibit No.     Description
       ------------     ------------
          27.1          Financial Data Schedule (for SEC use only)

B. Reports on Form 8-K

The Bank filed no reports on Form 8-K for the quarter ended March 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:______________________                   BY:____________________________
                                                 G. Fred Coolidge III
                                                 Secretary and Treasury