Form 10QSB
period 1999-06-30
FIRST GEORGIA HOLDING INC
filed 1999-08-11
CIK 826491

FORM 10-QSB

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE
           ACT  OF 1934.

             For the quarterly period ended June 30, 1999

[ ]      TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1943.

             For the transition period from ___________ to _________

                         Commission file number 0-16657

                           FIRST GEORGIA HOLDING, INC.

           Georgia                                     58-1781773
(State or other jurisdiction or               (IRS Employer Identification No.)
  or incorporation or organization)

                             1703 Gloucester Street
                            Brunswick, Georgia 31520
                               (Issuer's Address)

                                 (912) 267-7283
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of June 30, 1999.


                                    7,198,371

                                                        PART I
                                                FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:
                                                          Page

Consolidated Balance Sheets as of
 June 30, 1999 and September 30, 1998.                      3


Consolidated Income Statements for the
 Three Months Ended June 30, 1999 and 1998
 And the Nine Months ended June 30, 1999 and 1998.          4

Consolidated Cash Flow Statements for
 the Nine Months ended June 30, 1999 and 1998.              5

Notes to Consolidated Financial Statements                  6


Management's Discussion and Analysis of
 Consolidated Statements of Financial
 Condition and Results of Operations                        7



                                     PART II

Item 5.  Other information                                 16

Item 6.  Exhibits and Reports on Form 8-K                  16

                                   FIRST GEORGIA HOLDING, INC.
                             CONSOLIDATED BALANCE SHEETS (unaudited)

Assets:                                          06/30/99       09/30/98
                                            -----------------------------------

Cash and cash equivalents:
Cash and due from banks                       $  5,669,333      4,433,585
Federal funds sold                               1,840,000     12,180,000
Interest bearing deposits in other banks         1,042,172      1,096,581
                                                ------------   -----------
Cash and cash eqivalents                         8,551,505     17,710,166

Investment securities held to maturity,
fair value approximately $14,591,464 at
June 30, 1999 and $11,768,000 at
September 30, 1998.                             14,964,896     11,565,230
Loans receivable, net                          166,995,565    151,252,636
Real estate owned                                  400,000        644,084
Federal Home Loan Bank stock, at cost              837,500      1,160,300
Premises and equipment, net                      4,889,462      4,502,239
Accrued interest receivable                      1,086,371      1,052,830
Intangible assets, net                             717,188        917,995
Other assets                                     1,596,620      1,657,059
                                              ------------   ------------
                                              $200,039,107    190,462,539
                                              ============   ============
Liabilities and Stockholders' Equity

Liabilities:
Deposits                                      $172,740,283    162,890,105
Federal Home Loan Bank advances                  7,600,000      8,600,000
Accrued interest payable                           522,928        572,581
Accrued expenses and other liabilities           2,161,759      2,718,641
                                               ------------   ------------
                                               183,024,970    174,781,327
                                               ------------   ------------
Stockholders' Equity
Common stock, $1.00 par value. 10,000,000
shares authorized; 7,198,371 and 7,198,458
shares issued and outstanding at
June 30, 1999 and September 30, 1998,
respectively                                     7,198,371      7,198,458
Additional paid-in capital                         715,739        716,535
Retained earnings                                9,100,027      7,766,219
                                               ------------   ------------
                                                17,014,137     15,681,212
                                               ------------   ------------
                                              $200,039,107    190,462,539
                                               ============   ============
See accompanying notes to consolidated financial statements.

          FIRST GEORGIA HOLDING, INC.
                     CONSOLIDATED INCOME STATEMENTS (unaudited)

                                   Three Months Ended        Nine Months Ended
                                 ----------------------    ---------------------
                                   06/30/99   06/30/98       06/30/99   06/30/98
                                 ----------------------    ---------------------
Interest Income:
Loans                          $  3,755,039  3,691,462   $ 10,866,163 10,523,168
Interest on Federal funds sold       66,702     20,460        372,221     28,040
Interest on investments             247,960    172,340        719,942    529,443
Other                                 2,563      2,078          3,674     14,852
                                 ----------------------    ---------------------
  Total interest income           4,072,264  3,886,340     11,962,000 11,095,503
                                 ----------------------    ---------------------
Interest Expense:
Deposits                          1,809,077  1,810,798      5,630,887  5,136,605
Advances and other borrowings       120,680    210,195        367,618    661,889
                                 ----------------------    ---------------------
   Total interest expense         1,929,757  2,020,993      5,998,505  5,798,494
                                 ----------------------    ---------------------
   Net interest income            2,142,507  1,865,347      5,963,495  5,297,009

Provision for Loan Losses           509,011      1,680        509,067      4,987
                                     ----------------------    -----------------
Net interest income after
provision for loan losses         1,633,496  1,863,667      5,454,428  5,292,022
                                  ----------------------    --------------------
Other Income:
Loan servicing fees                 150,806    251,610        538,039    647,337
Deposit service charges             353,191    246,961      1,024,184    693,172
(Loss) Gain on sale of foreclosed
  property                         (115,000)    23,586        (97,881)    29,125
Gain on sale of branch              767,011          -        767,011          -
Other operating income              (11,923)    15,944         80,438     32,218
                                  ---------------------    ---------------------
  Total other income              1,144,085    538,101      2,311,791  1,401,852
                                  ----------------------    --------------------
Other Expenses:
Salaries and employee benefits      832,034    754,081      2,470,204  2,155,869
Premises and occupancy costs        360,586    310,148        952,180    885,572
Amortization of intangibles          21,555     27,930         77,415     83,790
Other operating expenses            629,655    468,445      1,678,118  1,222,966
                                 ----------------------    ---------------------
  Total other expenses            1,843,830  1,560,604      5,177,917  4,348,197
                                 ----------------------    ---------------------
  Income before income taxes        933,751    841,164      2,588,302  2,345,677

Income taxes                        354,194    311,228        966,443    873,493
                                 ----------------------    ---------------------
    Net Income                 $    579,557    529,936   $  1,621,859  1,472,184
                                 ======================    =====================
Income per share of common stock
 Basic                         $       0.08       0.07   $       0.23       0.21
                                 ======================    =====================
 Diluted                       $       0.07       0.07   $       0.21       0.19
                                 ======================    =====================

See accompanying notes to consolidated financial statements

                                               FIRST GEORGIA HOLDING, INC.
                                  CONSOLIDATED CASH FLOW STATEMENTS (unaudited)
                                                    NINE MONTHS ENDED JUNE 30,
                                                        1999           1998
                                             ----------------------------------
OPERATING ACTIVITIES:
Net income                                        $  1,621,859       1,472,184
Adjustments to reconcile net income
to net cash provided by operations:
Provision for loan losses                              509,067           4,987
Depreciation and amortization                          406,900         261,580
Amortization of intangibles                            200,807          83,790
Amortization of deferred loan fees                     (31,131)         81,320
(Gain)/Loss on sale of REO                              97,881         (30,311)
Increase in accrued interest receivable                (33,541)        (89,477)
Increase (decrease) in other assets                     60,326        (307,554)
Increase (decrease) in accrued expenses
  and liabilities                                     (606,535)        851,723
                                                    ------------  --------------

Net Cash Provided By Operating Activities            2,225,633       2,328,242
                                                    ------------  --------------

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed
  securities                                         3,265,786       1,106,757
FHLB stock redemption                                  322,800             -
Maturities of investment securities                        -         1,100,000
Purchase of investment securities                   (6,673,361)     (2,328,671)
Loan originations, net of principal repayments     (16,220,865)    (17,648,274)
Purchase of premises and equipment                    (786,214)     (1,117,939)
Proceeds from the sale of real estate                  146,203         522,945
                                                   ------------    ------------

Net Cash Used By Investing Activities              (19,945,651)    (18,365,182)
                                                   ------------    ------------

FINANCING ACTIVITIES:

Net increase in deposits                             1,025,781      22,111,996
Proceeds from FHLB advances                          3,200,000      18,350,000
Repayments of FHLB advances                         (4,200,000)    (21,600,000)
Net liabilities of branch assumed by purchaser,
 net of gain                                         8,824,397             -
Net proceeds from stock options                            -           239,663
Cash dividends paid ($0.06 per share in 1999 and
$0.0667 per share in 1998)                            (287,938)       (320,885)
Cash paid for fractional shares                           (883)            -
                                                    ------------  --------------

Net Cash Provided by Financing Activities            8,561,357      18,780,774
                                                    ------------  --------------

(Decrease) increase In Cash And Cash Equivalents    (9,158,661)      2,743,834
Cash and cash equivalents at beginning of period    17,710,166       4,509,127
                                                    ------------  --------------

Cash and cash equivalents at end of period        $  8,551,505       7,252,961
                                                    ============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid for interest                          $  6,048,158       7,755,000
                                                    =============  =============
  Cash paid for taxes, net of refund of $180,000
   in 1999                                        $    633,000       1,784,145
                                                   =============  =============


See accompanying notes to consolidated financial statements

                           FIRST GEORGIA HOLDING, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(1)     BASIS OF PRESENTATION


     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 1999 and September 30, 1998. Also included are the results of its operations and changes in financial position for the three and nine months ended June 30, 1999 and 1998. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

EARNINGS PER SHARE

     Earnings per share were calculated using the weighted average number of shares outstanding for the period. The diluted earnings per share takes into consideration the assumed increase in shares from the conversion of stock options as well.

                                        Three Month Period    Nine Month Period
                                           Ended June 30,       Ended June 30,
                                         ---------------------------------------
                                          1999       1998      1999       1998
                                        --------- --------  ---------  ---------
Weighted average number of common
  shares outstanding - Basic           7,198,417  7,198,528 7,198,416  7,084,627

Incremental shares from the assumed
  conversion of stock options            679,288    567,605   598,015    621,449
                                       ---------- --------- ---------- ---------
    Total - Diluted                    7,877,705  7,766,133 7,796,431  7,706,076
                                       ========== ========= ========== =========

SALE OF BRANCH

     Effective April 30, 1999, the Bank completed the sale of its Blackshear branch, which had deposits of approximately $9,000,000 and net premises and equipment of $52,037. This transaction resulted in a gain of $767,011 which is reported separately in the accompanying consolidated statements of operations.

ALLOWANCE FOR LOAN LOSSES

  Changes in the allowance for loan losses are summarized as follows:

                                            Nine Months ended      Year Ended
                                             June 30, 1999    September 30, 1998
                                       -----------------------------------------

Beginning balance                    $        968,632              1,012,322
Provision charged to operations               509,055                  6,163
Charge-offs                                  (459,326)              (243,757)
Recoveries                                    212,154                193,904
                                       -----------------------------------------
Balance, end of year                        1,230,515                968,632
                                       =========================================

     Management determined that a substantial contribution to the loan loss reserve was needed in the third quarter. Such determination was based on actual net charge-offs for the quarter of $297,371 coupled with an increase in loans for the quarter of $7.7 million. A portion of this increase in loans results from the Bank's expansion of commercial loan lending, which tends to be more risky than other loans.

STOCKHOLDERS' EQUITY

         On April 5, 1999, the Company's Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend payable May 19, 1999 with a cash in lieu of fractional share price of $5.38, to shareholders of record on April 30, 1999. This split resulted in the issuance of 2,399,399 additional shares of common stock and a cash disbursement of $833 in lieu of fractional shares. All per share and weighted average share amounts have been restated to reflect this stock split.

SUBSEQUENT EVENT

         In the Company's Board of Directors meeting on June 21, 1999, the Board voted to pay a dividend of $0.04 per share to shareholders of record as of July 31, 1999 on August 15, 1999.



                           FIRST GEORGIA HOLDING, INC.
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q

LIQUIDITY


     First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 8.55% and 6.58% at June 30, 1999 and September 30, 1998, respectively.

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

CAPITAL RESOURCES

     The following is a reconciliation at June 30, 1999 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
    Stockholder's Equity               $ 16,506,000

Less:
    Intangible assets                       717,000
                                     ---------------
        Tangible Capital                 15,789,000

Plus:
   Qualifying intangible assets             717,000
                                     ---------------
        Core Capital                     16,506,000

Plus:
   Supplemental Capital                   1,230,000
                                     ---------------
        Risk-based Capital             $ 17,736,000
                                     ===============



     Current  regulations  require   institutions  to  keep  minimum  regulatory
tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At June 30, 1999, the Bank met all three capital requirements.

         The Bank's regulatory capital and the required minimum amounts at June 30, 1999 are summarized as follows:

                                           Required Minimum         Excess
                      Bank Capital              Amount           (Deficiency)
--------------------------------------------------------------------------------

                         %        $          %         $         %        $
--------------------------------------------------------------------------------
Tangible Capital:      7.93%  15,789,000   1.50%   2,985,525   6.43%  12,803,475

Core Capital:          8.26%  16,506,000   4.00%   7,990,080   4.26%   8,515,920

Risk-based Capital:   10.11%  17,736,000   8.00%  14,039,280   2.11%   3,696,720
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
                               Tier 1 Risk-Based   Risk-based       Leverage
                                 Capital Ratio    Capital Ratio       Ratio
                               -----------------  -------------    -----------

Well Capitalized                10% or above      6% or above      5% or above

Adequately Capitalized          8% or above       4% or above      4% or above

Undercapitalized                Less than 8%      Less than 4%     Less than 3%

Significantly
 Undercapitalized               Less than 8%      Less than 4%     Less than 3%

Critically Undercapitalized     ------------       -----------     2% or less

     An   unsatisfactory   examination   rating   may  cause  an   institution's
capitalization category to be lower than suggested by its actual capital position.

     At June 30, 1999, the Bank's Tier 1 risk-based capital ratio was 9.41%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

     The Bank's capital position changed during the quarter ended June 30, 1999. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

                              RESULTS OF OPERATIONS

INTEREST INCOME

         Interest income on loans increased $63,577, or 1.72%, for the three month period ended June 30, 1999 and $342,995,or 3.26% for the nine month period ended June 30, 1999 as compared to the same period in 1998. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes, as evidenced by its low real estate foreclosed balances. Management expects loan demand to maintain healthy levels. Interest on investments increased $75,620, or 43.88% for the quarter and $190,499, or 35.98% for the nine month period ended June 30, 1999 compared to June 30, 1998. As the Bank attracted significant deposit balances, Management increased its investment holdings. For the quarter ended June 30, 1999, interest income on Federal funds sold increased $46,242, or 226.01% and for the nine month period ended June 30, 1999, interest income on Federal funds sold increased $344,181, or 1,227.46% as compared to the same period ended June 30, 1999. In a trend continued from the last fiscal year, the Bank has seen tremendous growth in its deposit balances. Consequently, the bank has been able to increase its investment in overnight Fed Funds.

INTEREST EXPENSE

         Interest on deposits decreased $1,721 (0.01%) for the quarter ended June 30, 1999 and increased $494,282 (9.62%) for the nine month period ended June 30, 1999 as compared to the same period in 1998. Effective April 30, 1999, the Bank sold its Blackshear, Georgia, branch. This sale resulted in the decrease of approximately $9,000,000 in deposits. For this reason, interest on deposits was down for the quarter yet up for the year. The decrease of deposits attributable to the sale has quickly been replaced with deposits in its primary market area of Glynn County. The market place in which the Bank operates is extremely conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit demand. Interest on borrowings decreased $89,515, or 42.59% for the quarter and $294,271, or 44.46% for the nine month period ending June, 1999. The primary source of borrowings is in the form of Federal Home Loan Bank Advances. At June 30, 1999, the Bank had decreased its position in advances by $3,500,000 as compared to June 30, 1998. The influx of additional deposit monies had enabled the Bank to be liquid enough to fund its on loan growth.

NET INTEREST INCOME

     Net Interest Income increased $277,160, or 14.86% for the quarter and $666,486, or 12.58% for the nine month period ended June 30, 1999 as compared to the same periods last year. While increases in loan balances and interest earning deposits have contributed to the increase, the substantial increase in non-interest bearing deposits held by the Bank has been the deciding factor in the quick increase. Management believes this growth will continue throughout fiscal 1999.

PROVISION FOR LOAN LOSSES

     The provision for loan losses for the three month period ended June 30, 1999 totaled $509,011, increasing significantly over the same period in 1998. The Bank had net charge offs of $297,371 for the quarter and significant loan growth which required an increase in the provision (See Allowance for Loan Losses). Net Interest Income after the Provision for Loan Losses for the quarter ended June 30, 1999 decreased $230,171, or 12.35% from the same period last year and increased $162,206, or 3.07% for the nine month period ended June 30, 1999 over June 30, 1998. The downturn for the current quarter reflects the large provision taken out to replenish the loan loss reserve.

OTHER INCOME

         Other Income for the quarter increased $605,984, or 112.62% from the same quarter the previous year and $909,939, or 64.91%, for the nine month period ended June 30, 1999 as compared to June 30, 1998. The main factor for this increase was the gain on the sale of the Blackshear branch, which was $767,011. As the volume of deposits increased, the fee income, such as service charges and insufficient funds fees, increased as well. Deposit service charges increased $106,230 (43.01%) for the quarter and $331,012 (47.75%) for the nine month period ended June 30, 1999. Loan servicing fees decreased $100,804, or 40.06% for the quarter and $109,298, or 16.88% for the nine months ended June 30, 1999. Fees earned on brokered mortgage loans are down from last year. The rate environment at the beginning of the quarter caused for less mortgage loans closed. However, brokered mortgage activity increased toward the latter part of the quarter, and should be back on track for the remainder of the fiscal year.

OTHER EXPENSES

         Other expenses for the quarter ended June 30, 1999 increased $283,226, or 18.15%, over the quarter ended June 30, 1998. Other expenses for the nine month period ended June 30, 1999 increased $829,720, or 19.08%, over the nine month period ended June 30, 1998. Salaries and employee benefits increased $77,953, or 10.34% in the three month period ending June 30, 1999 over June 30, 1998, and $314,335, or 14.58% for the nine month period ended June 30, 1999 over the same period last year. To help with growth concerns, the Bank has added to its staff of operations, data processing, and information technology personnel. These areas now run at their fullest capacity ever and help cut larger costs in other areas. Other operating expenses increased $161,210, or 34.41%, for the quarter and $455,152, or 37.22% for the nine month period ended June 30, 1999 as compared to last year. Data processing expense is responsible for most of this increase. With the sale and conversion of the Blackshear office, Year 2000 readiness systems, and the increased workloads due to large volumes of items to process, Management expected data processing expense to increase to the current level.

     The provision for income taxes increased by $42,966 (13.81%) for the quarter and $92,950 (10.64%) for the nine month period ended June 30, 1999 as compared to the same period in 1998. The effective tax rate has remained consistent at a rate of 37%.

                               FINANCIAL CONDITION

ASSETS

     Cash increased $1,235,748, or 27.87%, over the nine month period ended June 30, 1999. Despite the sale of the deposits associated with the Blackshear office, transaction deposit accounts have increased significantly. Therefore, the Bank has kept higher cash balances. The Bank used existing cash balances to fund the assumption of liabilities in the sale of the Blackshear branch. There fore, federal funds sold decreased $10,340,000, or 84.89%, for the nine month period ended June 30, 1999. The Bank is quickly turning over new deposit balances into new loan disbursements or new investments. Investment balances increased $3,399,666, or 29.40%, for the nine months ended June 30, 1999.

Premises and equipment increased $387,223, or 8.60%. The Bank purchased additional computer equipment to work with the new mainframe system.

     Loans receivable increased $15,742,929, or 10.41% as of the nine months ended June 30, 1999 over September 30, 1998. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the Bank has been successful in drawing strong, safe loans to the Bank. The Bank's Loan portfolio is as follows:

                                   LOANS RECEIVABLE

                                          6/30/99          9/30/98
                                      ----------------------------------
Real estate mortgage loans          $      108,963,831      102,828,455
Real estate construction loans              29,339,791       27,108,632
Consumer loans                              13,759,462       11,830,203
Commercial and other loans                  16,409,882       10,593,354
                                      ----------------------------------
                                           168,472,966      152,360,644

Less:
   Deferred loan fees                          180,575           83,035
   Unearned interest income                     66,311           56,341
   Allowance for loan losses                 1,230,515          968,632
                                      ----------------------------------
                                    $      166,995,565      151,252,636
                                      ==================================



ALLOWANCE FOR LOAN LOSSES

         Management conducted an extensive review of the provision for loan losses during the third quarter of fiscal 1999. It examined the adequacy of the reserve in light of several factors.

     First, the Bank has sustained substantial charge-offs during the third quarter of 1999. Actual net charge-offs for this period were $297,371, while in previous quarters, they had been negligible or net recoveries. In addition, the Bank enjoyed a substantial increase in loans during the third quarter in the amount of 7.7 million. This increase was due in part to extensive marketing efforts.

     Additionally, the Bank began to lend money to more speculative commercial ventures during this period. Commercial loans have historically been of greater risk than the traditional real estate lending the Bank has done in the past. Management believes this type of lending warrants a greater reserve.

     The Bank also examined the amount of unused credit commitments under lines of credit, which it found to be substantial. Accordingly, a reserve was established for any losses in that category. With all of these facts coupled, it was felt that a substantial contribution to the loan loss reserve was needed in the quarter.

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

                           ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

                                                     06/30/99        09/30/98
                                          --------------------------------------

Beginning balance                       $             968,632       1,012,322
Loans charged-off:
 Real estate construction                                  -              -
 Real estate mortgage                                  47,049         179,995
 Consumer and other                                   412,277          63,762
                                          ------------------------------------
    Total charge offs                                 459,326         243,757
                                          ------------------------------------

Recoveries:
 Real estate construction                                  -              -
 Real estate mortgage                                 171,707          78,084
 Consumer and other                                    40,447         115,820
                                          ------------------------------------
   Total recoveries                                   212,154         193,904
                                          ------------------------------------

Net charge-offs(recoveries)                           247,172          49,853

Provision charged to operations                       509,055           6,163
                                          ------------------------------------

Balance at end of period                $           1,230,515         968,632
                                          ====================================

Ratio of net charge-offs(recoveries) to
 average loans outstanding                               0.15%           0.03%
                                          ====================================

                            ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

                                                   06/30/99         09/30/98
                                         ---------------------------------------

Non-accruing Loans (1)
Real estate
 Construction                          $                    -              -
 Mortgage                                           2,443,821       2,343,222
Consumer                                               44,884          21,214
                                         -------------------------------------
  Total non-accruing loans                          2,488,705       2,364,436
                                         -------------------------------------

Past Due Loans (2)
Real estate
 Construction                                              -               -
 Mortgage                                                  -               -
Consumer                                                   -               -
                                         -------------------------------------
   Total past due loans                                    -               -
                                         -------------------------------------

Total non-accruing
 and past due loans                    $            2,488,705       2,364,436
                                         =====================================

Percentage of total loans                                1.49%           1.56%
                                         =====================================

Real estate acquired
 through foreclosure                   $              400,000         644,084
                                         =====================================

Total non-accruing, past due
loans, and nonperforming assets.       $            2,888,705       3,008,520
                                         =====================================

(1) Non-accruing loans are loans for which unpaid interest is not recognized in income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing


LIABILITIES

     Deposits have increased $9,850,178, or 6.05%, for the nine month period ended June 30, 1999. The Bank sold approximately $9,000,000 in deposits at its Blackshear branch. So in actuality, the Bank increased deposits approximately $18,000,000 in the nine month period, and used $9,000,000 of the growth to fund the sale. The Bank has been working hard to increase its market share of deposits in Glynn County. This increase reflects that First Georgia has been fairly successful in soliciting new deposit business. With the increase of deposit balances, the Bank has paid off several of its Federal Home Loan Bank advances, as evidenced by the decrease of $1,000,000, or 11.63%. Much of this money was replaced with the inflow of non-interest bearing deposits.

                                                       PART II

ITEM 5.           OTHER INFORMATION

     The Bank had a 3 for 2 stock split for shareholders of record as of April 30, 1999. The additional stock was issued May 19, 1999, with a cash in lieu of fractional share price of $5.38.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8K

                  Exhibits.

                     The following exhibit is filed with this report.

                        Exhibit No.   Description
                             27.1     Financial Data Schedule (for SEC use only)

                  B. Reports on Form 8-K

                  The Bank filed no reports on Form 8-K for the quarter ended June 30, 1999.

                                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:______________________                   BY:__________________
                                              G.  Fred Coolidge III
                                              Secretary and Treasurer