Form 10KSB
period 1999-09-30
FIRST GEORGIA HOLDING INC
filed 1999-12-29
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One) [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 1999
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period _____________ to _____________
Commission file number: 0-16657
FIRST GEORGIA HOLDING, INC. Name of Small Business Issuer)
Georgia	58-17811773
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1703 Gloucester Street, Brunswick, GA 31521 (Address of principal executive offices)

Registrant's telephone number, including area code: (912) 267-7283

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00

Check whether the issuer (1) has filed all reports required to be filed by section 12 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year $19,042,015

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 1999:

7,198,371 Shares of Common Stock, $1.00 par value -- $37,791,448 based upon approximate market value of $5.25 per share at December 1, 1999.

State the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 1999:

Common Stock, $1.00 par value 7,198,371 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held January 18, 2000 are incorporated by reference into Part I and Part III.

Portions of the Company's Annual Report (the "Annual Report") to Shareholders for the year ended September 30, 1999 are incorporated by reference into Part I, Part II and Part III.

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

The holding company structure provides the Company with the ability to expand and diversify its financial services beyond those currently offered through the Bank. As a holding company, the Company has greater flexibility than the Bank to diversify its business activities, through existing or newly-formed subsidiaries, or through an acquisition or merger. Commencement of non-banking operations by subsidiaries, if they are organized, will be contingent upon approval by the Board of Directors of the Compan

The Company may, in the future, enter into a management agreement for the purpose of rendering certain services to the Bank. No proposal and no terms of such agreement, however, have been considered as yet and it has not been decided that such an agreement will be made. Certain restrictions on the total compensation under management and similar agreements are imposed by federal regulation and, under certain circumstances, regulatory approval may be required.

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

The Bank's retail banking operation consists of attracting deposits and making commercial and consumer loans. It attracts deposits by offering a wide array of banking services, including checking accounts, overdraft protection, various savings programs, IRAs, and four automated teller machines. Similarly, the Bank offers a full range of commercial loans, including short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans, as well as a fu

Commercial real estate and construction lending includes construction and permanent loans on multi-family apartment buildings, shopping centers, office buildings and other income producing properties located mainly in the Bank's primary market area.

The principal executive offices of the Bank are located at 1703 Gloucester Street, Brunswick, Georgia 31520 and the telephone number at that address is (912) 267-7283.

Summary of Financial Results

First Georgia Holding, Inc. reported net income of $2,220,054 in 1999, an increase of $205,642 over 1998. Net interest income after provision for loan losses increased a total of $494,290 and other income increased by a total of $897,113, and other expenses increased $981,401 over 1998.

Return on Average Assets and Equity

Return on average assets for the year ended September 30, 1999 was 1.11% as compared to 1.21 % for the year ended September 30, 1998. Return on average equity for the year ended September 30, 1999 was 13.59% compared to 14.60% for the year ended September 30, 1998. These decreases were due primarily to a decrease in the net yield and an increased addition to the provision for loan losses.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.
	Years Ended September 30,
	1999	1998

Return on Average Assets	1.11%	1.21%
Return on Average Equity	13.59%	14.60%
Average Equity to Average Assets	8.15%	8.29%
Dividend Payout Ratio	25.94%	15.88%

SELECTED STATISTICAL INFORMATION
AVERAGE BALANCE SHEETS

	September 30,
	1999	1998

Cash and due from banks	$ 1,659,244	$ 1,584,680
Federal funds sold	8,022,335	2,548,582
Interest-bearing deposits in other banks	133,297	117,717
Investment securities held to maturity	15,784,630	10,191,649
Loans receivable, net	162,037,526	148,704,293
Real estate owned	480,993	524,438
Federal Home Loan Bank stock	1,019,324	1,160,300
Premises and equipment, net	4,774,696	3,761,644
Intangible assets, net	818,685	969,200
Accrued interest receivable	1,118,902	1,049,348
Other assets	4,468,330	5,765,138
	$200,317,962	$176,376,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$169,000,004	$145,008,705
Federal Home Loan Bank advances	8,026,567	12,620,310
Other borrowed money	226,110	659,201
Accrued expenses and other liabilities	6,730,721	3,750,244
	183,983,402	162,038,460
Stockholders' equity	16,334,560	14,338,529
Total liabilities and stockholders' equity	$200,317,962	$176,376,989

	Years Ended September 30,
	1999	1998
Interest earned on:

Loans	$14,796,821	$14,234,483
Investment securities	966,451	699,616
Other	384,496	143,615
Total interest income	16,147,768	15,077,714

Interest paid on:
Deposits	7,397,718	7,021,354
Federal Home Loan Bank advances
and other borrowings	506,831	810,335
Total Interest expense	7,904,549	7,831,689

NET INTEREST EARNED	$ 8,243,219	$7,246,025

Average percentage earned on:
Loans	9.13%	9.57%
Taxable investment securities	6.55%	6.84%
Other	4.71%	5.39%
Total interest earning assets	8.73%	9.33%

Average percentage paid on:
Deposits	4.38%	5.04%
Federal Home Loan Bank advances
and other borrowings	6.14%	6.10%
Total interest bearing liabilities	4.46%	5.13%

NET YIELD ON INTEREST EARNING ASSETS	4.18%	4.48%

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

Loan Portfolio Analysis

The Bank's net loan portfolio totaled approximately $173,197,000 at September 30, 1999, representing approximately 85% of its total assets. On that date, approximately 62% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

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

LOAN ANALYSIS
	September 30,
	1999		1998
Loans by Type of Security:	(In Thousands)

Real Estate Loans:
Residential:
One-four family:
Conventional	$92,969	53.68%	$88,002	58.18%
FHA-VA	494	0.29%	245	0.16%
Multi-family conventional	3,003	1.73%	1,761	1.16%
Total residential	96,466	55.70%	90,008	59.51%
Commercial property	26,402	15.24%	24,492	16.19%
Land development and other	19,546	11.29%	15,438	10.21%
Less loans held for sale	-	0.00%	-	0.00%
Total real estate loans	142,414	82.23%	129,938	85.91%
Non-real estate loans	32,282	18.64%	22,423	14.82%
Unearned interest income	(61)	-0.04%	(56)	-0.04%
Allowances for loan losses	(1,236)	-0.71%	(969)	-0.64%
Deferred loan (fees) cost	(203)	-0.12%	(83)	-0.05%
Total	173,196	100.00%	151,253	100.00%

LOAN ANALYSIS (Continued)
	September 30,
	1999		1998
Loans by Type of Loan:	(In Thousands)

Real Estate Loans:
Loans on existing property:
Fixed rate	$ 33,049	19.08%	$ 25,996	17.19%
One year ARM and variable rate(1)	82,017	47.36%	76,005	50.25%
Three year ARM	664	0.38%	828	0.55%
Construction loans	26,684	15.41%	27,109	17.92%
Less loans held for sale	-	0.00%	-	0.00%
Total real estate loans	142,414	82.23%	129,938	85.91%

Consumer loans	14,801	8.55%	11,830	7.82%
Commercial and other loans	17,481	10.09%	10,593	7.00%
Unearned interest income	(61)	-0.04%	(56)	-0.04%
Allowance for loan losses	(1,236)	-0.71%	(969)	-0.64%
Deferred loan (fees) cost	(203)	-0.12%	(83)	-0.05%
Total	$ 173,196	100.00%	$ 151,253	100.00%

(1) An ARM is an adjustable rate mortgage

LOAN MATURITY SCHEDULE

The following table sets forth certain information at September 30, 1999 regarding the dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity , and overdrafts, are reported as due in one year or less. This table does not consider the repricing of loans to be maturities. Interest rate sensitivity is incorprated herein by reference from the Management's Discussion and Analy
	Real Estate Mortgage	Real Estate Construction		Commercial and other
Maturities			Consumer		Total
	(In Thousands)
Within 1 year	$ 18,874	$ 30,626	$ 8,097	$ 9,629	$ 67,226
After 1 year through 5 years	26,620	3,018	5,854	4,011	39,503
After 5 years through 10 years	6,133	-	704	3,519	10,356
After 10 years	57,143	-	147	321	57,611
Total	$ 108,770	$ 33,644	$14,802	$ 17,480	$ 174,696
	Less:	Unearned interest income			(61)
		Allowance for Loan losses			(1,236)
		Deferred Loan Fees			(203)
					$173,196

The next table sets forth the dollar amount of all loans due more than one year after September 30, 1999 which have predetermined interest rates and which have floating or adjustable interest rates.

	Real Estate Mortgage	Real Estate Construction		Commercial and other
			Consumer		Total
	(In Thousands)
Predetermined Rates	$ 19,732	-	6,427	5,159	31,318
Floating or adjustable rates	70,168	3,018	278	2,693	76,157
	$ 89,900	3,018	6,705	7,852	107,475

Lending Policies

Federal regulations limit the amount which federally chartered thrift institutions may lend in relation to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Those regulations permit a maximum loan-to-value ratio of 100% for real estate loans. The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 95% of the lesser of the appraised value or purchase price. Multi-family residenti

In an effort to keep the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures including: (a) generally originating long-term fixed rate mortgage loans for brokerage to other financial institutions; (b) emphasizing origination of ARMs on residential and commercial properties when market conditions permit; (c) originating construction loans secured by residential properties generally for a 12-month period at interest rates determined by re

Single Family Residential Loans

One of the lending activities of the Bank has been the origination of single family residential loans through its mortgage lending operation. Through an arrangement with another financial institution, the Bank brokers substantially all of its fixed rate single family residential loans. This allows the Bank to offer a broader base of financing alternatives than would be possible if the Bank were structuring all of its loans to sell to the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal N

Federally chartered thrift institutions are authorized to make home loans on which the interest rate, loan balance or maturity may be adjusted, provided that the adjustments are tied to specified indices. The rate adjustments are determined by reference to cost of funds and Treasury securities indices and are limited generally to 1.5-2.0% per adjustment period and 5-6% over the life of the loan.

Commercial Real Estate Loans

Current regulations permit federal institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 1999, the Bank had 193% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust e

Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans typically depends upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments, and as such may be subject, to a greater red by properties located in other parts of Georgia and in other states.

Construction Loans

The Bank originates construction loans on single family residences. Such construction loans generally have a term of 12 months or less. The interest rates charged by the Bank on construction loans are determined by reference to the prime rate charged by money center banks and vary depending upon the type of property, the loan amount and the credit worthiness of the borrower. The Bank generally requires personal guarantees of payment from the principals of the borrowing entities for the full amount of

The Bank also originates construction loans on multi-family and commercial real estate. The interest rates on such loans presently offered by the Bank are also determined by reference to the prime rate charged by money center banks. Multi-family and commercial real estate construction financing generally exposes the lender to a greater risk of loss than long-term financing on improved, occupied real estate, due in part to the fact that the loans are underwritten on projected rather than historical income ted at the maturity of the loan with a project whose value is insufficient to assure full repayment.

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

Current regulations permit federal savings institutions to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans (such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $14,801,000 at September 30, 1999.

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

The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The Bank's commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial stateme

Loan Solicitation and Processing

The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals, builders and real estate brokers. Commercial real estate loan applications are also obtained through direct solicitation.

Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan applications and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's management, the lending decision is made in accordance with the underwriting guidelines of the Bank. With respect to

Loan applicants are promptly notified of the decision of the Bank, together with the terms and conditions of the decision. In this regard, the Bank seeks to handle loan processing and origination faster than its competition. If approved, these terms and conditions include the amount of the loan, interest rate basis, amortization term, a brief description of the real estate to be mortgaged to the Bank, notification that insurance coverage must be maintained to protect the Bank's interest and any other spe

It is the Bank's policy to obtain a title insurance policy insuring that the Bank has a valid first lien on the mortgaged real estate and that the property is free of encumbrances. Borrowers are also to obtain paid hazard insurance policies prior to closing and, when the property is in a flood plain as designated by the Department of Housing and Urban Development, paid flood insurance policies. It is the Bank's policy to require flood insurance for the full insurable value of the improvements for any suc

Loan Originations, Sales and Purchases

It is a policy of the Bank not to originate for its own portfolio any long term fixed rate mortgage loans. The Bank instead originates long term fixed rate mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally cont

The Bank has purchased a number of loans in the past, and intends to consider future purchases of residential mortgage loans as market conditions warrant. The Bank has also sold loans as discussed above and, similarly, intends to consider future sales as conditions warrant.

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

Delinquencies and Asset Classifications

The Bank's collection procedures provide that when a loan is 15 days past due, the borrower will be contacted by mail and payment requested. If the delinquency continues, subsequent efforts will be made to contact the delinquent borrower. In certain instances, the Bank may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs. If the loan continues in a delinquent status for 90 days or more, the Bank generally will initiate fo here is no requirement that the Bank defer foreclosure proceedings or other enforcement action. Any property acquired as the result of foreclosure is classified as real estate acquired in settlement of loans until such time as it is sold or otherwise disposed of by the Bank to recover its investment.

As a measure of the soundness of a thrift institution's loans, federal regulatory authorities have developed the concept of asset classification and have established four categories of problem assets: "Special Mention," "Substandard," "Doubtful" and "Loss". Assets designated Special Mention do not require that a bank take any specific action. For assets classified Substandard or Doubtful, a bank's examiner is authorized to direct the establishment of a general allowance for loan losses based on the asset

The Bank is responsible for determining the valuation and classification of its assets, subject to review by regulatory authorities. Portions of an asset may be classified in more than one category.

An asset will be designated Special Mention if it does not justify a classification of Substandard but does constitute undue and unwarranted credit risk to the Bank. An asset will be classified Substandard if it is determined to involve a distinct possibility that the Bank may sustain some loss if deficiencies associated with the loan, such as inadequate documentation, are not corrected. An asset will be classified as Doubtful if full collection is highly questionable or improbable. An asset will be clas

The Bank closely monitors its classified loans and actively attempts to dispose of real estate acquired in settlement of loans. Real estate acquired through foreclosure is appraised when acquired and is recorded at the lower of cost or fair market value.

At September 30, 1999, the following amounts of loans were classified as follows:
Special Mention	$ 3,987,000
Substandard	2,009,000
Doubtful	-
Loss	-
5,996,000

Nonaccrual, Past Due and Restructured Loans

The Bank has approximately $2,009,000 of loans in nonaccrual status at September 30, 1999. The Bank had approximately $2,364,000 of loans in nonaccrual status at September 30, 1998. The Bank has had no restructured loans. ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Company's Annual Report is incorporated by reference herein.) Had all nonaccrual loans at September 30, 1999 actually accrued interest for the full fiscal year

Accrual of interest is discontinued when either principal or interest become 90 days past due unless, in management's opinion, the loan is well secured and in the process of collection.

Allowance for Loan Losses

For a detailed analysis of the allowance for loan losses, Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses is incorporated by reference from the Annual Report to Shareholders herein.

The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan loss c amounts or loan categories in which charge-offs may occur.

The allocation of the allowance for possible loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, 1999 and 1998 are presented in the following table.

	September 30, 1999		September 30, 1998
(In Thousands)	Amount	Percent of loans in each catrgory to total loans	Amount	Percent of loans in each catrgory to total loans
Balance at the end of the year applicable to:
Commercial, financial, and agricultural	$ 196	10.01%	$ 196	6.95%
Real estate-construction	203	19.26%	203	17.79%
Real estate-mortgage	714	62.26%	714	67.49%
Consumer	61	8.47%	61	7.77%
Unallocated	62	N/A	62	N/A
	$ 1,236	100.00%	$ 1,236	100.00%

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

At September 30, 1999, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.

Investment Activities

The Bank is required under federal regulations to maintain a minimum amount of liquid assets and is also permitted to make certain other securities investments. It is the intention of management to hold securities with short maturities in the Bank's investment portfolio in order to enable the Bank to match more closely the interest rate sensitivities of its assets and liabilities. All of the Bank's investments are subject to interest rate risk. Since some securities have fixed interest rates, as inte

Investment decisions are made by senior officers of the Bank. The actions of the officers are within policies established by the Board of Directors. At September 30, 1999 the investment portfolio totaled approximately $14,442,000.

The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.

INVESTMENT SECURITIES ANALYSIS
	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 1999:
Investment securities:
Mortgage-backed securities and SBA's	$ 13,597,058	6.29%	$13,120,618
State and municipal bonds	845,000	6.95%	845,389
	$ 14,442,058	6.55%	$13,966,007
	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 1998:
Investment securities:
Mortgage-backed securities and SBA's	$ 10,720,230	6.25%	$10,908,217
State and municipal bonds	845,000	6.95%	859,349
	$ 11,565,230	6.30%	$11,767,566

A summary of investment and mortgage-backed securities by maturities as of September 30, 1999 follows:
	Amortized Cost	Weighted Average Yield	Fair Value

Investment Securities:
Within 1 year	$ 325,000	6.89%	$ 325,877
After 1 year through 5 years	729,054	6.73%	725,912
After 5 years through 10 years	686,459	6.20%	680,441
After 10 years	12,701,545	6.31%	12,233,777
	$ 14,442,058	6.55%	$ 13,966,007
  Yields on tax-exempt securities are computed on tax equivalent basis.

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

	Year Ended September 30, 1999 vs. Year Ended September 30, 1998
(In Thousands)	Total	Rate	Volume
Interest income:
Loans
Investment securities	$ 562	$ (591)	$ 1,153
Interest-bearing deposits in other banks	267	(36)	303
Total interest-earning assets	241	(16)	257
	1,070	(643)	1,713
Interest expense:
Deposits
Federal Home Loan Bank advances and other borrowings	376	(1,542)	1,918
Total interest-bearing liabilities	(304)	5	(309)
Net interest income	72	(1,537)	1,609
	$ 998	$ 894	$ 104

(In Thousands)	Year Ended September 30, 1998 vs. Year Ended September 30, 1997
(In Thousands)	Total	Rate	Volume
Interest income:
Loans
Investment securities	$ 2,259	$ 275	$ 1,984
Interest-bearing deposits in other banks	89	112	(23)
Total interest-earning assets	(54)	(3)	(51)
	2,294	384	1,910
Interest expense:
Deposits
Federal Home Loan Bank advances and other borrowings	846	85	761
Total interest-bearing liabilities	47	4	43
Net interest income	893	89	804
	$ 1,401	$ 295	$ 1,106

Retail Banking Activities and Sources of Funds

General

The Bank's retail banking activities consist of attracting deposits and making consumer and commercial loans. A principal objective of the Bank is to establish a total banking relationship, including a deposit relationship as well as a lending relationship, between the Bank and the customer.

Savings accounts and other types of deposits generated by the Bank's retail banking division are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to savings accounts, the Bank derives funds from loan repayments, FHLB advances, other borrowings and operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowi

Deposits

Savings deposits in the Bank at September 30, 1999 and 1998 were represented by the various types of programs described as follows:
DEPOSITS AT SEPTEMBER 30, 1999

Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 6,688	3.86%
Commercial Checking		-	-	13,268	7.66%
NOW Accounts		750	1.00%	18,529	10.70%
Super NOW and MMDA		1,000	2.35%	14,823	8.56%
Statement Savings		100	2.30%	9,197	5.31%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	5.76%	16,297	9.41%
Other time deposits:
3 months	3-5 months	1,000	4.79%	2,252	1.30%
6 months	6-11 months	1,000	5.28%	8,776	5.07%
1 year	12-17 months	500	5.85%	35,397	20.44%
1.5 years	18-23 months	500	5.85%	1,240	0.72%
2 years	24--29 months	500	6.02%	16,947	9.79%
2.5 years	30-35 months	500	6.02%	4,141	2.39%
3 years	36-41 months	500	6.23%	4,250	2.45%
3.5 years	42-47 months	500	6.23%	72	0.04%
4 years	48-59 months	500	6.23%	1,839	1.06%
5 years	60 months	500	6.23%	13,155	7.60%
18 month IRA	18 months	500	5.82%	6,199	3.58%
Other	30 days	500	2.91%	104	0.06%
			5.69%	$ 173,174	100.00%

Deposits at September 30, 1998 are represented on the next page.
DEPOSITS AT SEPTEMBER 30, 1998
Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 4,320	2.65%
Commercial Checking		-	-	8,689	5.33%
NOW Accounts		750	1.25%	16,732	10.27%
Super NOW and MMDA		1,000	2.30%	8,895	5.46%
Statement Savings		100	2.35%	6,972	4.28%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	5.69%	20,874	12.81%
Other time deposits:
3 months	3-5 months	1,000	4.56%	2,757	1.69%
6 months	6-11 months	1,000	5.55%	12,092	7.42%
1 year	12-17 months	500	5.98%	3,554	2.18%
1.5 years	18-23 months	500	5.98%	31,424	19.29%
2 years	24--29 months	500	6.15%	1,176	0.72%
2.5 years	30-35 months	500	6.15%	16,836	10.34%
3 years	36-41 months	500	6.09%	2,583	1.59%
3.5 years	42-47 months	500	6.09%	87	0.05%
4 years	48-59 months	500	5.81%	772	0.47%
5 years	60 months	500	6.39%	6,951	4.27%
18 month IRA	18 months	500	6.14%	17,972	11.03%
Other	30 days	500	4.63%	204	0.13%
			5.69%	$ 162,890	100.00%

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

The following table sets forth the composition of deposits, excluding accrued interest payable, by type and interest rate at the dates indicated.
	September 30,
	1999	1998	1997
Access accounts:
Commercial checking - 0.00%	$ 19,956	13,011	5,992
NOW accounts - 1.25%	18,529	16,732	11,429
Money Market deposit account - varable rate	14,823	8,895	4,756
Statement savings - 2.30%	9,190	6,972	4,320

Certificates of deposits:
2.75% - 5.00%	10,370	1,975	2,564
5.01% - 7.00%	98,846	109,912	98,628
7.01% - 9.00%	1,460	5,393	2,201
Subtotal	173,174	162,890	129,890
Accrued interest	518	573	496
Total	$173,692	163,463	130,386

	TIME DEPOSIT MATURITIES
	Balances at September 30,
Interest Rates	1999	2000	2001	2002	Thereafter	Total
	(In Thousands)
2.75% - 5.00%	$ 5,832	4,256	-	-	1	10,089
5.01% - 7.00%	13,091	57,627	11,251	3,178	9,980	95,127
7.01% - 9.00%	-	1,026	145	613	3,676	5,460
9.01% - 11.00%	-	-	-	-	-	-
	$ 18,923	62,909	11,396	3,791	13,657	110,676

JUMBO CD MATURITIES
Maturity	September 30, 1999
(In Thousands)
Three months or less	$ 2,463
Three to six months	3,370
Six to twelve months	3,997
Over twelve months	6,469
Total	$ 16,299

AVERAGE DEPOSITS BY TYPE
	September 30, 1999		September 30, 1998
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(In Thousands)
Non-interest bearing deposits	$ 19,042	-	$ 9,873	-
NOW's	18,480	1.00%	13,471	1.25%
MMDA's	12,023	2.35%	6,894	2.35%
Savings	7,983	2.30%	5,372	2.30%
Time Deposits	111,471	6.00%	109,398	6.00%
Total average deposits	$ 168,999	4.37%	$ 145,008	5.04%

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

	1999		1998
Due During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
1999	$ -	-	$ 2,100,000	6.19%
2000	6,100,000	6.19%	3,000,000	6.77%
2002	500,000	7.90%	1,500,000	6.41%
2008	2,000,000	5.51%	2,000,000	5.51
	$ 8,600,000	6.15%	$ 8,600,000	6.27%

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

The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

FEDERAL HOME LOAN BANK ADVANCES
	At September 30,
	1999	1998	1997
Balance outstanding	$ 8,600,000	8,600,000	14,350,000
Weighted average rate	6.15%	6.27%	5.79%
Maximum amount of short-term borrowings at any month end	$ 6,100,000	11,600,000	10,150,000
Approximate average short-term borrowings outstanding	$ 1,859,170	7,688,427	7,100,000
Approximate weighted average paid on short-term borrowings(1)	5.24%	4.98%	6.47%

(1) The average method used is the average end of month totals

Employees

At September 30, 1999, the Bank employed 109 full-time equivalent employees. Management considers relations with its employees to be excellent. The Bank currently maintains a comprehensive employee benefits program including, among other benefits, hospitalization and major medical insurance, life insurance, dental insurance, long term disability, a 401(k) plan and educational assistance. Management considers these benefits to be generally competitive with those offered by competing financial institut

Competition

The Bank's primary market area is southeastern Georgia. The Bank competes for loans primarily through referrals and quality of the services it provides to borrowers and home builders. It competes for savings by offering depositors a wide variety of savings accounts, checking accounts, NOW accounts, convenient office locations, tax-deferred retirement programs and other services.

Federal deregulation of financial institutions has contributed to the dramatic increase in competition for savings dollars between savings institutions and other types of investment vehicles, such as money market mutual funds, U.S. Treasury securities and municipal bonds, as well as an increase in competition with commercial banks for loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services

Forward Looking Statements

This Annual Report on Form 10-KSB, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual result

(a) Possible changes in economic and business conditions that may affect the prevailing interest rates, the prevailing rates of inflation or the amount of growth, stagnation or recession in the global, U.S. and southeastern U.S. economies, the value of investments, collectibility of loans, and the profitability of business entities;

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

SUPERVISION AND REGULATION

Savings and loan holding companies and federal savings banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations that affect or may affect the Company and the Bank. This summary is qualified in its entirety by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of nk. Supervision, regulation and examination of the Company and the Bank by the regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company. The terms savings association, federal savings bank and thrift are used interchangeably in this section.

Savings and Loan Holding Company Regulation

The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia ("FICG"). The Company is regulated under such acts by the Office of Thrift Supervision (the "OTS") and by the Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, the Company is required to file with the

Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. A unitar nitary holding companies retain these unrestricted powers, if the unitary is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act.

The SLHCA and the FICG makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such nstitution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served.

The OTS may not approve an acquisition that would result in the formation of certain types of interstate holding company networks. The OTS is precluded from approving an acquisition that would result in the formation of a multiple holding company controlling institutions in more than one state unless the acquiring company or one of its savings institution subsidiaries is authorized to acquire control of an institution or to operate an office in the additional state pursuant to a superviso

Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of an unaffiliated savings institution or savings and loan holding company without regulatory approval.

Bank Regulation

General. The Bank is a federal savings bank organized under the laws of the United States subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has ass be examined no less frequently than every 18 months. The Bank also is subject to assessments by the OTS to cover the costs of such examinations.

The Bank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors and preventing the continuance or development of unsound and unsafe banking practices.

Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connec

Capital Requirements. OTS regulations require that federal savings banks maintain (i) "tangible capital" in an amount of not less than 1.5% of total assets, (ii) "core capital" in an amount not less than 4.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, noncumulative perpetual preferred stock and related surplus, and minority interests

In determining total risk-weighted assets for purposes of the risk-based requirement, (i) each off-balance sheet asset must be converted to its on-balance sheet credit equivalent amount by multiplying the face amount of each such item by a credit conversion factor ranging from 0% to 100% (depending upon the nature of the asset), (ii) the credit equivalent amount of each off-balance sheet asset and each on-balance sheet asset must be multiplied by a risk factor ranging from 0% to 200% (ag a certain deductions. The amount of supplementary capital that may be counted towards satisfaction of the total capital requirement may not exceed 100% of core capital, and OTS regulations require the maintenance of a minimum ratio of core capital to total risk-weighted assets of 4%.

OTS regulations also include an interest-rate risk in the risk-based capital requirement. Under this regulation, an institution is considered to have excess interest rate-risk if, based upon a 200-basis point change in market interest rates, the market value of an institution's capital changes by more than 2%. This requirement does not have any material effect on the ability of the Bank to meet the risk-based capital requirement. The OTS also revised its risk-based capital standards to e n s provide adequately for concentration of credit risk, risk from nontraditional activities and actual performance and expected risk of loss on multi-family mortgages.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapita

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above levant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and superv

In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC has assessed savings banks at a rate of 6.4 cents per $100 deposits until December 31, 1999. As of January 1, 2000, the assessment will be decreased to a rate of 3.7 cents per $100 (the same assessment rate that is impose

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adjusted for seasonal variation and, as appropriate, other related lending activities such as loan originations for sale to the secondary markets, community development loans and qualified investments; (2) the percentage of loans and, as appropriate, other lending related activities located in the Bank's assessment area; (3) the Bank's record of lending to and, as appropriate, engaging in other lending related activities for borrowers of different income levels and businesses and farms of different sizes; ( on of the Bank's loans; and (5) the Bank's record of taking action if warranted in response to written complaints about its performance in helping to meet credit needs in its assessment area.

Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings association is classified based on its level of regulatory capital both before and after giving effect to a proposed capital distribution. Well capitalized institutions may make capital distributions without prior regulatory approval in specified amounts in any calendar quarter.An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which t

An institution that either before or after a proposed capital distribution fails to meet its then applicable minimum capital requirement or that has been notified that it needs more than normal supervision may not make any capital distributions without the prior written approval of the OTS. In addition, the OTS may prohibit a proposed capital distribution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsou

Liquidity. Under applicable federal regulations, savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits, certain bankers' acceptances, certain corporate debt securities and highly rated commercial paper, securities of certain mutual funds and specified United States government, state or federal agency obligations) equal to a monthly average of not less than a specified percentage of the average daily balance of hdrawable deposits and short-term borrowings.

Equity Investments. The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations' calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capita

Qualified Thrift Lender Requirement. A federal savings bank is deemed to be a "qualified thrift lender" ("QTL") as long as its "qualified thrift investments" equal or exceed 65% of its "portfolio assets" on a monthly average basis in nine out of every 12 months. Qualified thrift investments generally consist of (i) various housing related loans and investments (such as residential construction and mortgage loans, home improvement loans, mobile home loans, home equity loans and mort l housing finance; (iii) 200% of loans and investments made to acquire, develop or construct starter homes or homes in credit needy areas (subject to certain conditions); (iv) loans for the purchase or construction of churches, schools, nursing homes and hospitals; and (v) consumer loans (in an amount up to 20% of portfolio assets). For purposes of the QTL test, the term "portfolio assets" means the savings institution's total assets minus goodwill and other intangible assets, the value of propert

OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be

Loans to One Borrower Limitations. HOLA generally requires savings associations to comply with the loans to one borrower limitations applicable to national banks. National banks generally may make loans to a single borrower in amounts up to 15% of their unimpaired capital and surplus, plus an additional 10% of capital and surplus for loans secured by readily marketable collateral. HOLA provides exceptions under which a savings association may make loans to one borrower in excess of nt Act of 1989 provided that a savings association could make loans to one borrower to finance the sale of real property acquired in satisfaction of debts previously contracted in good faith in amounts up to 50% of the savings association's unimpaired capital and unimpaired surplus. The OTS, however, has modified this standard by limiting loans to one borrower to finance the sale of real property acquired in satisfaction of debts to 15% of unimpaired capital and surplus. That rule provides, however, that pu s received by a savings association to finance the sale of such real property do not constitute "loans" (provided no new funds are advanced and the savings association is not placed in a more detrimental position holding the note than holding the real estate) and, therefore, are not subject to the loans to one borrower limitations.

Commercial Real Property Loans. HOLA limits the aggregate amount of commercial real estate loans that a federal savings association may make to an amount not in excess of 400% of the savings association's capital.

Federal Home Loan Bank System. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other so rvices Modernization Act has enabled the FHLB to expand the credit window for members by expanding the purposes for which FHLB's may make secured advances and the types of collateral eligible to secure these advances, as well as eliminating restrictions on advances to thrifts not meeting the QTL test.

Federal Reserve System. The Federal Reserve Board has adopted regulations that require savings associations to maintain nonearning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the a

Savings institutions also have the authority to borrow from the Federal Reserve "discount window." Federal Reserve Board regulations, however, require savings associations to exhaust all FHLB sources before borrowing from a Federal Reserve bank.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to various laws concerning interest rates and the Bank's loan operations are also subject to various laws applicable to credit transactions, such as:

--The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

--The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

--The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

--The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

--The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

--The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank are subject to:

--The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

--The Electronic Funds transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Effect of Governmental Monetary Polices

The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Transactions with Affiliates Restrictions

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on:

--The amount of loans or extensions of credit to affiliates;

--The amount of investment in affiliates;

--The amount of the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

--The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

--The amount of any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Recent Legislation

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, or the Financial Services Modernization Act of 1999, which is intended to modernize the financial services industry. In addition to the repeal of the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow affiliations among banks and securities firms, insurance companies and other financial services providers, and to the restrictions placed on powers of unitary savings and loan holding companies (the Company is gr contains, among others, provisions regarding Community Reinvestment Act requirements, consumer privacy and ATM fee disclosures. The following is a brief summary of these provisions:

--Community Reinvestment Act. Small banks will receive some regulatory examination relief. Banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks will be required to publicly disclose the terms of various Communit lated agreements.

--Privacy. Financial institutions are required to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in tele

--ATM Fees. ATM operators must place a conspicuous notice on the ATM machine that a fee will be imposed. Additionally, a second notice must appear on the ATM screen or on a paper notice that a fee will be imposed and the amount of the fee before the customer is irrevocably committed to the transaction. The requirement for the second notice will not apply until December 31, 2004 to any ATM that lacks the technical ability to disclose this notice.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Company cannot be predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Legislation that would eliminate the federal savings bank charter is under discussion. If such legi cted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

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
Office	Lease Expiration Date	Net Book Value
Executive Office
1703 Gloucester Street Brunswick, GA 31520	owned	$775,892
Full Service Office
Altama Avenue Office 4510 Altama Avenue Brunswick, GA 31520	7/28/08	--
Demere Village 2461 Demere Road St. Simons Island, GA 31522	owned	$310,660
North Brunswick Office 2001 Commercial Drive South Brunswick, GA 31525	owned	$504,760
Wal-Mart Supercenter 150 Altama Connector Brunswick, GA 31525	10/10/06	--
Waycross 1010 Plant Avenue Waycross, GA 31501	owned	$171,332

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

Item 6. SELECTED FINANCIAL DATA

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis of the Company's financial condition and its results of operations appears in the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

Item 8. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the Bank as of September 30, 1999 and 1998 and for each of the years in the three year period ended September 30, 1999, 1998, and 1997, and the report issued on the 1999 and 1998 financials by the Company's independent certified public accountant, appear in the Annual Report and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance with Section 16(a) of the Exchange Act

Information concerning the Company's and the Bank's Directors and Executive Officers appears in the Proxy Statement under the heading "Election of Directors", "Executive Officers", "Ownership of Stock", and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and is incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION

Information concerning the compensation of the Company's and the Bank's Management appears in the Proxy Statement under the heading "Executive Compensation" and is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions appears in the Proxy Statement under the heading "Executive Compensation - Certain Other Transactions" and is incorporated by reference herein.

PART IV

Item 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The list of documents set forth on the Exhibit Index that immediately follows the last signature page hereof is incorporated herein by reference, and such documents are filed as exhibits to this report on Form 10-KSB.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the year ended September 30, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA HOLDING, INC.

(Registrant)

BY: HENRY S. BISHOP

Henry S. Bishop

President

Date: December 20, 1999

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

Signatures	Title	Date
HENRY S. BISHOP	President and Director (principal executive officer)	December 20, 1999
B.W. BOWIE	Director	December 20, 1999
M. FRANK DELOACH III	Director	December 20, 1999
TERRY DRIGGERS	Director	December 20, 1999
ROY K. HODNETT	Director	December 20, 1999
E. RAYMOND MOCK	Director	December 20, 1999
JAMES D. MOORE	Director	December 20, 1999
D. LAMONT SHELL	Director	December 20, 1999
G.F. COOLIDGE	Chief Financial Officer (principal financial and accounting officer)	December 20, 1999

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

PRESIDENT'S MESSAGE

Dear Stockholders:

I am pleased to report the results of what has been an outstanding year in First Georgia Bank's fifteen -year history. First Georgia Bank reported record net earnings of $2,220,000 or $.31 per share representing a 10.21% increase over last year's earnings. Total deposits of First Georgia Bank were $173,174,000 representing a $10,284,000 increase over the previous year. This deposit growth of 6.31% is of particular significance because First Georgia Bank sold its deposits of 9.7 million dollars in

During the past fiscal year, we introduced check imaging, setting the pace for the year 2000 with the latest in technology. This particular service has proven to be very effective and well received with our customers. Saturday banking has also added to the level of customer service that we provide. We look forward to opening the newest branch adjacent to the Colonial Mall in the first quarter of this year. As of January 2000, Internet banking will be offered as an additional service as a convenience to o

First Georgia Holding Company was again named in the Atlanta Journal Constitution's Georgia Top 100 Best of Business, the only company headquartered in Glynn County to achieve this recognition. This was the sixth year that the newspaper compiled the list of best performing companies in Georgia and the fifth time First Georgia has been included.

The financial climate in Coastal Georgia has changed dramatically over the past year. It is evident by our growth that our customers appreciate doing business with a bank that offers the latest financial products, combined with local banking decisions and outstanding personal service. First Georgia has emerged as the number one community bank in Glynn county.

We look forward to the year 2000 and the challenges the new millenium will bring. As always, we extend our sincere gratitude and appreciation of your support.

Sincerely,

 HENRY S. BISHOP

Henry S. Bishop

Chairman, President and CEO

FIRST GEORGIA HOLDING, INC.

C O N S O L I D A T E D

F I N A N C I A L

S T A T E M E N T S

September 30, 1998 and 1997 (With Independent Auditors' Report Thereon)

The Board of Directors and Stockholders

First Georgia Holding, Inc.

Brunswick, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Holding, Inc. and subsidiary (the "Company") as of September 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evalu We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of First Georgia Holding, Inc. and subsidiary at September 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

GEORGE C. LAWRENCE

Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

October 29, 1999
CONSOLIDATED BALANCE SHEETS
First Georgia Holding, Inc. and subsidiary

Assets	September 30,
	1999	1998

Cash and cash equivalents:
Cash and due from banks	$ 6,741,939	$ 4,433,585
Federal funds sold	-	12,180,000
Interest bearing deposits in other banks	460,627	1,096,581
Cash and cash equivalents	7,202,566	17,710,166
Investment securities held to maturity, fair value $13,966,007 and $11,767,566 at September 30, 1999 and 1998, respectively (note 2)	14,442,058	11,565,230
Loans receivable, net of allowance for loan loss of $1,235,566 and $968,632 at September 30, 1999 and 1998, respectively (note 3)	173,196,591	151,252,636
Real estate owned	225,000	644,084
Federal Home Loan Bank stock, at cost (note 7)	837,500	1,160,300
Premises and equipment, net (note 4)	4,900,601	4,502,239
Accrued interest receivable (note 5)	1,205,599	1,052,830
Intangible assets, net	693,281	917,995
Deferred income taxes (note 9)	412,010	592,446
Other assets	1,180,375	1,064,613
Total Assets	$ 204,295,581	190,462,539

Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 6)	$ 173,174,361	$ 162,890,105
Federal Home Loan Bank advances (note 7)	8,600,000	8,600,000
Federal funds purchased	2,860,000	-
Accrued interest payable	517,739	572,581
Obligations under capital lease (note 10)	212,220	229,098
Accrued expenses and other liabilities	1,606,750	2,489,543
Total liabilities	186,971,070	174,781,327

Commitments and contingencies (notes 10 and 16)

Stockholders' equity (notes 8 and 13):

Common stock, $1.00 par value; 10,000,000 shares authorized; 7,198,371 and 7,198,458 shares issued and outstanding at September 30, 1999 and 1998, respectively	7,198,371	7,198,458
Additional paid-in capital	715,740	716,535
Retained earnings	9,410,400	7,766,219
Total stockholders' equity	17,324,511	15,681,212
Total Liabilities and Stockholders' Equity	$ 204,295,581	$ 190,462,539

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
First Georgia Holding, Inc. and subsidiary

	Years Ended September 30,
	1999	1998	1997
Interest Income:
Loans	$ 14,796,821	$ 14,234,483	$ 11,975,499
Mortgage-backed securities	851,723	537,219	314,956
Investment securities	114,728	162,397	295,467
Other	384,496	143,615	198,010
Total interest income	16,147,768	15,077,714	12,783,932

Interest Expense:
Deposits (note 6)	7,397,718	7,021,354	6,175,696
Advances and other borrowings	506,831	810,335	763,159
Total interest expenses	7,904,549	7,831,689	6,938,855

Net interest income	8,243,219	7,246,025	5,845,077
Provision for Loan Losses (note 3)	509,067	6,163	309,679
Net interest income after provision
for loan losses	7,734,152	7,239,862	5,535,398

Other Income:
Loan fees	689,792	940,526	473,890
Deposit service charges	1,432,190	961,006	689,152
Gain on sale of branch (note 11)	766,511	-	433,760
Other operating income	5,754	95,602	45,917
Total other income	2,894,247	1,997,134	1,642,719

Other Expenses:
Salaries and employee benefits	3,296,024	2,940,466	2,324,280
Net occupancy expense	1,389,860	1,234,569	1,064,499
Data processing expenses	128,481	172,184	13,744
Office supplies	353,600	176,128	106,899
Amortization of intangibles	101,322	111,720	119,625
Federal insurance premiums	130,727	82,971	111,267
Other operating expenses	1,586,142	1,286,717	1,005,677
Total other expenses	6,986,156	6,004,755	4,745,991

Income before income taxes	3,642,243	3,232,241	2,432,126
Income Tax Expense (note 9)	1,422,189	1,217,839	838,461

Net Income	$ 2,220,054	$ 2,014,402	$ 1,593,665

Net Income Per Share:
Basic	$ 0.31	$ 0.28	$ 0.23
Diluted	$ 0.29	$ 0.27	$ 0.22

See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
First Georgia Holding, Inc. and subsidiary

		Additional	Retained
	Common Stock	Paid-in Capital	Earnings	Total

Balance, September 30, 1996	$ 4,578,478	$ 2,697,038	$ 4,640,883	$ 11,916,399

Three for-two stock split in 1999	2,289,239	(2,289,239)	-	-

Balance, September 30, 1996,
as adjusted	6,867,717	407,799	4,640,883	11,916,399

Net income	-	-	1,593,665	1,593,665
Cash dividends, $0.0237 per share	-	-	(162,794)	(162,794)

Balance, September 30, 1997	6,867,717	407,799	6,071,754	13,347,270
Exercise of stock options	330,824	(91,160)	-	239,664
Income tax benefit resulting from exercise of stock options	-	400,762	-	400,762
Net income	-	-	2,014,402	2,014,402
Cash dividends, $0.0444 per share	-	-	(319,937)	(319,937)
Fractional shares related to stock split paid in cash	(83)	(866)	-	(949)

Balance, September 30, 1998	7,198,458	716,535	7,766,219	15,681,212

Net income	-	-	2,220,054	2,220,054
Cash dividends, $0.08 per share	-	-	(575,873)	(575,873)
Fractional shares related to stock split paid in cash	(87)	(795)	-	(882)

Balance, September 30, 1999	$ 7,198,371	$ 715,740	$ 9,410,400	$ 17,324,511

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Georgia Holding, Inc. and subsidiary

	Years Ended September 30,
	1999	1998	1997
Operating Activities
Net income	$ 2,220,054	$ 2,014,402	$ 1,593,665
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	509,067	6,163	309,679
Depreciation and amortization, net of accretion	678,709	571,186	418,988
Amortization of intangibles	101,322	111,720	119,625
Amortization of net deferred loan fees	(169,382)	(96,007)	(1,230)
Gain on sale of branch	(766,511)	-	(433,760)
Gain on sale of real estate owned	(18,514)	(30,310)	(19,837)
Loss on sale of securities	-	3,125	-
Deferred income tax expense (benefit)	220,325	(34,682)	81,163
Increase in accrued interest receivable	(152,769)	(92,670)	(107,528)
(Increase) decrease in other assets	(115,762)	(283,126)	93,992
Decrease in advance payments by borrowers for property taxes and insurance	(7,273)	(8,706)	(20,078)
(Decrease) increase in accrued expenses and other liabilities	(958,313)	1,185,639	(85,156)
Net cash provided by operating activities	1,540,953	3,346,734	1,949,523
Investing Activities
Principal payments received on mortgage-backed securities	3,792,002	2,148,379	506,640
Maturities of investment securities	-	1,600,000	4,300,000
Proceeds from sale of investment securities	-	246,875	-
Purchase of investment securities	(6,673,361)	(5,956,881)	(4,114,829)
Loan originations, net of principal repayments	(22,588,447)	(14,143,152)	(16,277,228)
Purchase of premises and equipment	(1,146,090)	(1,953,859)	(513,544)
Proceeds from sale of real estate owned	745,267	654,219	219,837
Proceeds from sale of premises and equipment	16,778	89,777	-
Proceeds from redemption of FHLB stock	322,800	-	415,400
Net cash used in investing activities	(25,531,051)	(17,314,642)	(15,463,724)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
First Georgia Holding, Inc. and subsidiary
	Years Ended September 30,
	1999	1998	1997
Financing Activities
Net increase in deposits	$ 19,108,653	$ 33,000,169	$ 14,690,319
Net liabilities of branch assumed by purchaser, net of gain	(7,909,400)	-	(5,573,578)
Repayment of other borrowed money		-	(92,000)
Proceeds from FHLB advances	7,500,000	16,350,000	14,500,000
Repayment of FHLB advances	(7,500,000)	(22,100,000)	(11,250,000)
Net increase in federal funds purchased	2,860,000	-	-
Net proceeds from exercise of stock options	-	239,664	-
Dividends and fractional shares	(576,755)	(320,886)	(162,091)
Net cash provided by financing activities	13,482,498	27,168,947	12,112,650
(Decrease) increase in cash and cash equivalents	(10,507,600)	13,201,039	(1,401,551)
Cash and cash equivalents at beginning of year	17,710,166	4,509,127	5,910,678
Cash and cash equivalents at end of year	7,202,566	17,710,166	4,509,127
Supplemental disclosure of cash paid during year for:
Interest	7,959,000	7,755,000	6,990,000
Income taxes	1,193,000	1,784,000	622,000

Supplemental disclosure of non-cash activities:

Loans receivable of approximately $302,000, $782,000 and $645,000 were transferred to real estate owned during the years ended September 30, 1999, 1998, and 1997, respectively.

Sales of real estate owned totaling approximately $538,000 and $12,500 for the years ended September 30, 1999 and 1998, respectively, were financed by the Bank. No sales of real estate owned were financed by the Bank for the year ended September 30, 1997 .

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and real estate acquired through foreclosure, management obtains independent appraisals and reviews available market data such as comparable sales and recent market trends throug

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks and Federal funds sold. Generally, Federal funds sold are held for one day.

(c) Investment Securities Held to Maturity

The Company has classified all its investments in securities as held to maturity based upon positive intent and ability to hold those securities until maturity.

Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related investment security using a method which approximates level yield. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates the interest method, over the remaining lives of the securities taking into consideration assumed prepa

(d) Loans and the Allowance for Loan Losses

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

Additions to the allowance for loan losses are charged to operations based upon management's evaluation of the potential losses in its loan portfolio. This evaluation considers the estimated value of the underlying collateral and such other factors as, in management's judgment, deserve recognition under existing economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the ass

(1) Summary of Significant Accounting Policies (Cont'd)

part of their examination process, periodically review the Bank's allowances for losses on loans and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgments of information available to them at the time of their examination.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank's impaired loans include nonaccrual loans, troubled debt restructurings, and large loans more than 90 days delinquent in which full payment of principal and interest is not expected. Cash receipts on impaired loans are used to reduce principal balances. Impairment losses are included in the allowance for loan losses through a charg loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or at either the loan's observable market price or the fair value of the collateral. Adjustment to impairment losses due to changes in the fair value of an impaired loan's underlying collateral are included in the provision for losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a charge-off to t he allowance for loan losses.

Large groups of smaller balance homogeneous loans (consumer loans) are collectively evaluated for impairment. Commercial loans and larger balance real estate and other loans are individually evaluated for impairment.

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

(e) Loan Origination and Commitment Fees

Loan origination fees, net of certain direct origination costs, are deferred and amortized on a basis that approximates level yield over the contractual lives of the underlying loans. In addition, fees for a commitment to originate or purchase loans are offset against direct loan origination costs incurred to make such commitments. The net amounts are deferred and, if the commitment is exercised, recognized over the life of the related loan as a yield adjustment or, if the commitment expires unexerci

(f) Real Estate Owned

Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is reported at lower of cost or fair value, adjusted for estimated selling costs. Fair value is determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources. Any excess of the loan balance at the time of foreclosure over the fair value of the real estate held as collateral is recorded as a loan loss. Gain or loss on sal

(g) Federal Home Loan Bank Stock

Investment in stock of the Federal Home Loan Bank is carried at cost and is required of those institutions who utilize its services. No ready market exists for the stock, and it has no quoted value.

(h) Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets.

  Summary of Significant Accounting Policies (Cont'd)

(i) Intangible Assets

Intangible assets consist of core deposit premiums and cost in excess of net assets acquired resulting from the Company's branch acquisitions in 1987. Such amounts are amortized using the straight-line method over the estimated life (19 years) of the customer deposit base. The Company writes off the unamortized balance of the intangible assets upon the disposition of the related branches. Intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carry

(j) Income Taxes

The Company files consolidated income tax returns with its subsidiary.

Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enact

(k) Net Income Per Share

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 establishes standards for computing and presenting net income per share and applies to all entities with publicly held common stock or potential common stock. Basic net income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding fo

(l) Stock Options

The Company has elected to account for its stock options under the intrinsic value based method with pro forma disclosures of net earnings and net earnings per share, as if the fair value based method of accounting defined in SFAS No. 123, "Accounting for Stock Based Compensation" had been applied. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date or other measurement date over the amount an employee must pay to

(2) Investment Securities Held to Maturity

Investment securities held to maturity consist of the following:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 1999:

Mortgage-backed securities and SBA's	$ 13,597,058	$ 41,831	$ 518,271	$ 13,120,618
State and municipal	845,000	2,886	2,497	845,389
	$ 14,442,058	$ 44,717	$ 520,768	$ 13,966,007

September 30, 1998:

Mortgage-backed securities and SBA's	$ 10,720,230	$ 192,453	$ 4,466	$ 10,908,217
State and municipal	845,000	14,349	-	859,349
	$ 11,565,230	$ 206,802	$ 4,466	$ 11,767,566

A summary of investment and mortgage-backed securities by maturity as of September 30, 1999 is shown below. The entire principal amount of mortgage-backed securities is shown in the year of contractual maturity. Expected maturities will differ from the maturities shown because borrowers have the right to prepay obligations without prepayment penalties, and principal is paid down over the contractual life of the mortgage-backed securities.
	Amortized Cost	Fair Value

Due within 1 year	$ 325,000	$ 325,877
Due after 1 year through 5 years	729,054	725,912
Due after 5 years through 10 years	686,459	680,441
Due after 10 years	12,701,545	12,233,777
	$ 14,442,058	$ 13,966,007

During an examination of the Bank as of March 31, 1998, the Office of Thrift Supervision (OTS) determined that one of the Bank's investment securities, classified as held to maturity, was not a permissible investment. Accordingly, the Company sold a corporate bond having a par value of $250,000 at a net loss of $3,125. This change in circumstances resulting in the sale of this held to maturity investment is not inconsistent with the Company's original classification as prescribed in SFAS 115. The Company

At September 30, 1999 and 1998, the Company had pledged approximately $11,642,000 and $9,793,000, respectively, of its securities to government and municipal depositors.

(3) Loans Receivable

Loans receivable at September 30, are summarized as follows:
	1999	1998
Real estate mortgage loans	$ 108,769,659	$ 102,828,455
Real estate construction loans	33,644,439	27,108,632
Consumer loans	14,801,585	11,830,203
Commercial and other loans	17,480,590	10,593,354
	174,696,273	152,360,644

Less:
Deferred loan fees and
costs, net	(202,866)	(83,035)
Unearned interest income	(61,250)	(56,341)
Allowance for loan losses	(1,235,566)	(968,632)
	$ 173,196,591	$ 151,252,636

An analysis of the activity in the allowance for loan losses is as follows:
	1999	1998	1997
Balance at beginning of year	$ 968,632	$ 1,012,322	$ 955,288
Provision for loan losses	509,067	6,163	309,679
Recoveries	57,016	193,904	95,571
Charge-offs	(299,149)	(243,757)	(348,216)
Balance at end of year	$ 1,235,566	$ 968,632	$1,012,322

As of September 30, 1999 and 1998, outstanding loan commitments, exclusive of the undisbursed portion of loans in process, amounted to approximately $0 and $376,000, respectively, with variable interest rates and approximately $100,000 and $326,000, respectively, with fixed interest rates. The Bank is also committed to extend standby letters of credit amounting to approximately $466,000 and $581,000, respectively, at September 30, 1999 and 1998. In addition, customers of the Ban

At September 30, 1999 and 1998, the Bank had nonaccrual loans aggregating approximately $2,009,000 and $2,364,000, respectively. The effects of carrying nonaccrual loans during 1999, 1998, and 1997 resulted in a reduction of interest income of approximately $56,000, $50,000, and $49,000, respectively. There were no impaired loans at September 30, 1999 and 1998.

At September 30, 1999 and 1998, the Bank had no loans held for sale.

The Bank has direct and indirect loans outstanding to certain directors and executive officers. All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 1999 and 1998:

  Loans Receivable (Cont'd)
	1999	1998

Balance at beginning of year	$ 4,105,252	$ 5,039,532
New borrowings	7,841,767	5,468,991
Repayments	(6,388,861)	(6,403,271)
Balance at end of year	$ 5,558,158	$ 4,105,252

As of September 30, 1999, 1998, and 1997, the Bank was servicing loans for others aggregating approximately $10,339,000, $9,050,000, and $2,308,000, respectively.

(4) Premises and Equipment

Premises and equipment at September 30 are summarized as follows:
Land	$ 541,681	$ 566,681
Buildings and improvements	2,594,571	2,533,916
Buildings under capital lease	403,466	401,931
Leasehold improvements	197,674	199,209
Construction in progress	455,672	-
Furniture, equipment, and automobiles	4,562,927	4,041,600
	8,755,991	7,743,337
Less accumulated depreciation
and amortization	(3,855,390)	(3,241,098)
Premises and equipment, net	$ 4,900,601	$ 4,502,239

  Accrued Interest Receivable

  Accrued interest receivable at September 30 is summarized as follows:
	1999	1998
Loans	$ 1,103,938	$ 969,929
Investment securities	10,378	11,045
Mortgage-backed securities	91,283	71,856
	$ 1,205,599	$ 1,052,830

  (6) Deposits

  Deposits are summarized at September 30 as follows:
	1999		1998
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Non-interest demand deposits	$ 19,956,065		$ 13,008,516	-
Negotiable orders of withdrawal	18,529,250	1.00%	16,731,634	1.25%
Money market deposit accounts	14,822,775	2.35%	8,895,429	2.35%
Savings deposits	9,190,323	2.30%	6,972,235	2.30%
Certificates of deposits:
Certificates less than $100,000	94,377,112	5.64%	96,408,671	5.69%
Jumbo certificates	16,298,836	5.76%	20,873,620	6.14%
	$ 173,174,361	4.37%	$ 162,890,105	5.04%
  Deposits (Cont'd)

  Interest expense on deposits is summarized below:

	1999	1998	1997
Negotiable orders of withdrawal	$ 201,890	$ 164,909	$ 142,967
Money market deposit accounts	341,899	173,482	73,629
Savings deposits	167,003	118,948	96,646
Certificates of deposit:
Certificates less than $100,000	5,656,830	5,276,408	4,837,654
Jumbo certificates	1,063,907	1,317,845	1,049,195
Less:
Early withdrawal penalties	(33,811)	(30,238)	(24,395)
	$ 7,397,718	$ 7,021,354	$ 6,175,696

  At September 30, 1999, the rates on deposits were as follows:

  Negotiable orders of withdrawal 1.25%

  Money market deposit accounts 2.35

  Savings deposits 2.30

  Certificates of deposits 2.75 - 5.75

  As of September 30, 1999, and 1998, the Bank had no brokered deposits.

  The amount and maturities of certificates of deposits at September 30, 1999 are as follows:
Year Ending September 30,	Amount
2000	$ 79,636,357
2001	12,005,911
2002	5,010,874
2003	5,347,564
2004	8,252,481
After 2004	422,761
$ 110,675,948

  (7) Federal Home Loan Bank Advances

  Advances from the Federal Home Loan Bank at September 30 are summarized as follows:
	1999		1998
Due During Year Ending		Weighted		Weighted
September 30,	Amount	Average Rate	Amount	Average Rate
1999	$ -	-	$ 2,100,000.00	6.19%
2000	6,100,000	6.19%	3,000,000	6.77%
2001	-	-	-	-
2002	500,000	7.90%	1,500,000	6.41%
2008	2,000,000	5.51%	2,000,000	5.51%
	$ 8,600,000	6.13%	$ 8,600,000	6.27%
  Federal Home Loan Bank Advances (Cont'd)

The Bank has the ability to borrow additional funds from the Federal Home Loan Bank. The advances and any future borrowings are collateralized by certain qualifying real estate loans under a security agreement with the Federal Home Loan Bank. Additionally, all stock of the Federal Home Loan Bank is pledged as collateral for the advances.

(8) Stockholders' Equity and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires the Bank to maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. The Bank is also subject to prompt corrective action requirements set forth by the Federal Deposit Insurance C

As of September 30, 1999, the most recent notification date from the OTS, the Bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized," the Bank must maintain minimum tangible, core, and risk-based capital ratios of at least 6%, 5%, and 10%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.

(8) Stockholders' Equity and Regulatory Matters (Cont'd)
	Actual		For Capital Adequacy Purposses (For OTS Purposes)		To Be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
As of September 30, 1999	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital (to tangible assets)	$ 16,601,000	8.17%	$ 3,048,000	1.50%	N/A	N/A
Core Capital (to adjusted tangible assets)	17,294,000	8.48%	8,155,000	4.00%	$ 10,194,000	5.00%
Total capital (to risk-weighted assets)	18,530,000	10.13%	14,639,000	8.00%	18,298,000	10.00%
Tier 1 capital (to risk-weighted assets)	17,294,000	9.45%	N/A	N/A	10,979,000	6.00%

	Actual		For Capital Adequacy Purposses (For OTS Purposes)		To Be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
As of September 30, 1998	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital (to tangible assets)	$ 14,335,000	7.58%	$ 2,837,000	1.50%	N/A	N/A
Core Capital (to adjusted tangible assets)	15,253,000	8.03%	7,602,000	4.00%	$ 9,503,000	5.00%
Total capital (to risk-weighted assets)	16,222,000	10.22%	12,698,000	8.00%	15,872,000	10.00%
Tier 1 capital (to risk-weighted assets)	15,253,000	9.61%	N/A	N/A	9,523,000	6.00%

The following is a reconciliation of capital for the Bank under generally accepted accounting principles (GAAP) to regulatory capital:
As of September 30, 1999	Tangible Capital	Core Capital	Risk-Based Capital

GAAP capital	$17,294,000	$17,294,000	$17,294,000
General allowance for loan losses			1,236,000
Intangible assets	(693,000)
Regulatory capital	16,601,000	17,294,000	18,530,000

Minimum capital requirement	3,048,000	8,155,000	14,639,000

Regulatory capital excess	$13,553,000	$ 9,139,000	$ 3,891,000

As of September 30, 1998

GAAP capital	$15,253,000	$15,253,000	$15,253,000
General allowance for loan losses	-	-	969,000
Intangible assets	(918,000)	-	-
Regulatory capital	14,335,000	15,253,000	16,222,000

Minimum capital requirement	2,837,000	7,602,000	12,698,000

Regulatory capital excess	$11,498,000	$ 7,651,000	$ 3,524,000

(9) Income Taxes

The components of income tax expense are as follows:

	1999	1998	1997
Federal: Current	$ 1,445,959	$ 1,119,135	$ 733,530
Deferred	(185,500)	(29,200)	68,334
	1,260,459	1,089,935	801,864

State: Current	196,554	133,386	23,768
Deferred	(34,825)	(5,482)	12,829
	161,729	127,904	36,597
	$ 1,422,188	$ 1,217,839	$ 838,461

The difference between the actual provision for income taxes and income taxes computed at the Federal statutory rate of 34% is as follows:
	1999	1998	1997
Federal taxes at statutory rate	$ 1,238,364	$ 1,098,962	$ 826,923
Increase (decrease) resulting from:
State income taxes, net	146,840	88,035	24,155
Amortization of intangibles	(6,289)	9,079	9,530
Tax exempt income	(10,425)	(8,471)	(7,328)
Other, net	53,698	30,234	(14,819)
	$ 1,422,188	$ 1,217,839	$ 838,461

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 1999 and 1998 are presented below:
	1999	1998
Deferred tax assets:
Allowance for loan losses	$ 459,728	$ 314,365
Deferred loan costs	77,008	31,520
Property cost basis differences	4,458	4,458
Accrued liability	32,657	29,486
Stock option compensation
deduction	-	400,762
Total gross deferred tax assets	573,851	780,591
Less valuation allowance	-	-

Net deferred tax assets	573,851	780,591

Deferred tax liabilities:
Depreciation	34,078	11,137
FHLB stock dividends	127,763	177,008

Total deferred tax liabilities	161,841	188,145

Net deferred tax assets	$ 412,010	$ 592,446

(9) Income Taxes (Cont'd)

Prior to January 1, 1996, under the Internal Revenue Code ("Code"), the Company was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Company to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deductions or actual loss experience. Retained earnings at September 30, 1999 include approximately $248,000 for whi

(10) Leases

On September 28, 1987, the Bank entered into a sale-leaseback of one of its branches. The facility has been capitalized and the related obligation is recorded as a liability in the accompanying financial statements based on the present value of future minimum lease payments. The lease term expires August 28, 2007. Premises and equipment includes buildings under capital leases of $403,466 and accumulated amortization of $222,243 and $202,323 at September 30, 1999 and 1998, respectively.

The present value of future minimum capital lease payments as of September 30, 1999, are:
Year ending September 30,
2000	$ 39,348
2001	39,348
2002	39,348
2003	39,348
2004	39,348
2005 and later years	118,044
Total minimum lease payments	314,784
Less amount representing interest at 10%	(102,564)
Present value of future minimum capital lease payments	$ 212,220

The Bank is obligated under various noncancelable operating leases, primarily for operating facilities that expire over the next three years. The future minimum lease payments under these operating leases as of September 30, 1999 are as follows:
Year ending September 30,
2000	$ 25,000
2001	25,000
2002	685
Total minimum lease payments	$ 50,685

Total rent expense was approximately $48,000, $94,000, and $109,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

(11) Sale of Branches

Effective April 30, 1999, the Bank completed the sale of its Blackshear branch, which had deposits of approximately $9,000,000 and net premises and equipment of $52,037. This transaction resulted in a gain of $766,511 which is reported separately in the accompanying consolidated statements of operations.

Effective March 7, 1997, the Bank completed the sale of its Hinesville branch, which had deposits of $6,354,840 and net premises and equipment of $162,099. This transaction resulted in a gain of $433,760 which is reported separately in the accompanying consolidated statements of operations.

(12) Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan (the Plan) which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 3% of an employee's salary. The Company contributed $45,747, $39,712, and $29,481 to the Plan in 1999, 1998, and 1997, respectively.

Also, the Company has an Employee Stock Purchase Plan which covers substantially all of its employees. Employees pay 85% of the price at which the Company buys its stock in the open market. During 1999 and 1998, approximately 8,000 shares and 7,300 shares, respectively, were purchased by employees. As a result of such employee stock purchases, the Company incurred employee benefits expense of approximately $12,000 $12,000 and $9,000 for the years ended September 30, 1999, 1998 and 1997 respectively.

(13) Stock Option Plan

During 1995, the Company adopted a qualified Stock Option Plan (the 1995 Option Plan). The Company has reserved 1,033,125 shares of common stock for issuance under the 1995 Option Plan. The Company also has a nonqualified Stock Option Plan (the Option Plan) adopted prior to 1995. The Company has 37,970 options outstanding under this plan.

If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 1999, 1998 and 1997 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:
September 30,	1999	1998	1997
Net Income
As Reported	$ 2,200,540	$ 2,014,402	$ 1,593,665
Proforma	2,164,893	2,014,402	1,593,665

Net Income Per Share - Basic
As Reported	0.31	0.28	0.23
Proforma	0.30	0.28	0.23

Net Income Per Share - Diluted
As Reported	0.29	0.27	0.22
Proforma	0.29	0.27	0.22

Outstanding options, consisting of five-year non-qualified stock options, vest and become exercisable over a five-year period from date of grant. The outstanding options expire five years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable five-year period.

(13) Stock Option Plan (Cont'd)

Options for a total of 360,000 shares were granted on September 23, 1998. Under SFAS No. 123, for pro forma disclosure purposes, the fair value of such options of $663,722 is to be expensed over the vesting period of five years. As such options were issued at the end of fiscal 1998, the amount of compensation expense for the year ended September 30, 1998 for pro forma purposes was insignificant. There were no stock options granted in 1999 or 1997.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 1.50%, expected volatility of 33%, risk-free interest rate of 4.67%, and an expected life of 5 years.

A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of September 30, 1999, 1998 and 1997, and changes during the years ending on those dates is presented below:

Such amounts have been adjusted to reflect 50% stock dividends accounted for as 3-for-2 stock splits in each of the years ended September 30, 1999, 1998 and 1997.
	1999		1998		1997
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - October 1	1,056,095	$ 3.00	1,026,918	$ 1.14	1,026,918	$ 1.14
Granted	-	-	360,000	6.21	-	-
Exercised	-	-	(330,823)	0.72	-	-
Cancelled	-	-	-	-	-	-
Outstanding - September 30	1,056,095	3.00	1,056,095	3.00	1,026,918	1.14

Options exercisable at year end	741,095	$ 1.62	696,095	$ 1.34	1,026,918	$ 1.14
Fair value of options granted During the year	$ -		$ 663,772		$ -
  Stock Option Plan (Cont'd)

The following table summarizes information about fixed stock options outstanding at September 30, 1999:

Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 0.66	37,970	37,970	2.63
1.28	151,875	151,875	0.79
1.41	506,250	506,250	0.79
5.92	180,000	45,000	3.98
6.51	180,000	-	3.98
	1,056,095	741,095

Remaining non-exercisable options as of September 30, 1999 become exercisable as follows:
2000	45,000
2001	105,000
2002	105,000
2003	60,000
315,000

(14) Net Income Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.

	Years Ended September 30,
	1999	1998	1997
Weighted average number of common shares outstanding - Basic	7,198,426	7,113,319	6,867,718
Incremental shares from the assumed conversion of stock options	333,113	374,610	402,641
Total - Diluted	7,531,539	7,487,929	7,270,359

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

(15) Condensed Financial Information of First Georgia Holding, Inc. (Parent Only)

First Georgia Holding, Inc., was organized December 16, 1987. The following represents parent company only condensed financial information.
September 30,
Condensed Balance Sheets	1999	1998

Assets
Cash	$ 30,591	$ 27,386
Other assets	-	400,762
Investment in subsidiary	17,293,920	15,253,064
Total assets	$ 17,324,511	$ 15,681,212
Liabilities and Stockholders' Equity
Stockholders' Equity
Common stock	$ 7,198,371	$ 7,198,458
Additional paid-in capital	715,740	716,535
Retained earnings	9,410,400	7,766,219
Total liabilities and stockholders' equity	$ 17,324,511	$ 15,681,212

Years Ended September 30,
Condensed Statements of Operations	1999	1998	1997

Dividends from Bank	$ 584,000	$ 85,000	$ 260,222
Expenses	(4,040)	(1,015)	(15,258)
Income before equity in undistributed income of Bank	579,960	83,985	244,964
Equity in undistributed income of Bank	1,640,094	2,007,300	1,348,701
Income tax expense	-	76,883	-
Net Income	$ 2,220,054	$ 2,014,402	$ 1,593,665
	Years Ended September 30,
Condensed Statements of Cash Flows	1999	1998	1997

Operating Activities:
Net income	$ 2,220,054	$ 2,014,402	$ 1,593,665
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(1,640,094)	(2,007,300)	(1,348,701)
Decrease in other assets	-	76,889	-
Net cash provided by operating activities	579,960	83,991	244,964
Financing Activities:
Dividends paid on common stock	(575,873)	(319,937)	(162,794)
Fractional shares related to stock split paid in cash	(882)	(949)	-
Net proceeds from exercise of stock options	-	239,664	-
Repayments of other borrowed money	-	-	(92,000)
Net cash used in financing activities	(576,755)	(81,222)	(254,794)
Increase (decrease) in cash and cash equivalents	3,205	2,769	(9,830)
Cash and cash equivalents at beginning of year	27,386	24,617	34,447
Cash and cash equivalents at end of year	$ 30,591	$ 27,386	$ 24,617

The primary source of funds available to the Company to pay stockholder dividends and other expenses is dividends from its Bank. Regulatory agencies impose restrictions on the amount of dividends that may be declared by the Bank and requires maintenance of minimum capital amounts. At September 30, 1999, approximately $1,935,000 of retained earnings were available for dividend declaration without prior regulatory approval.

(16) Commitments and Contingencies

The Bank is involved in a claim arising in the ordinary course of business. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on the Bank's or the Company's financial position or results of operations.

(17) Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future gard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS No. 107 excludes certain financial instruments and all nonfinancial instrument s from its disclosure requirements. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggre

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

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

Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments are based on a comparison with terms, including interest rate and commitment periods currently being offered in similar agreements, taking into account credit worthiness of the counter parties. The carrying and fair values of off-balance-sheet instruments at September 30, 1999, are the same based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefo

Deposits: Fair values for fixed-rate certificates of deposits are estimated using a discounted cash flow calculation that considers interest rates currently being offered on certificates of similar terms to maturity. The carrying amounts of all other deposits, due to their nature, approximate their fair value.

Federal Home Loan Bank advances: Fair values for fixed-rate borrowings from the Federal Home Loan Bank are estimated using a discounted cash flow calculation that considers interest rates currently being offered on advances of similar terms to maturity.

The following is a summary of the Company's Financial instruments at September 30, 1999 and 1998:
	1999		1998
	Carrying Value	Estimated Value	Carrying Value	Estimated Value
Assets

Cash and due from banks	$ 6,742,000	$ 6,742,000	$ 4,434,000	$ 4,434,000
Interest bearing deposits in other financial institutions	461,000	461,000	1,097,000	1,097,000
Federal funds sold	-	-	12,180,000	12,180,000
Investment securities	14,442,000	13,966,000	11,565,000	11,768,000
Loans	173,197,000	173,161,000	151,253,000	150,353,000

Liabilities

Deposits:
Non-interest bearing	19,956,000	19,956,000	13,009,000	13,009,000
Interest-bearing demand and savings	42,542,000	42,542,000	32,599,000	32,599,000
Certificates of deposit	110,677,000	111,060,000	117,282,000	119,092,000
Federal Home Loan Bank advances	8,600,000	8,542,000	8,600,000	8,556,000
Federal Funds Purchased	2,860,000	2,860,000	-	-

Selected consolidated financial data is presented below as of and for each of the years in the five-year period ended September 30, 1999.

	(Dollars in thousands, except per share data)
	September 30,
	1999	1998	1997	1996	1995
Balance Sheet Data:
Total assets	$204,296	190,463	159,701	146,915	132,742
Loans receivable, net	$173,197	151,253	137,865	122,431	110,432
Total investments	$14,442	11,565	9,634	10,326	9,181
Deposits	$173,174	162,890	129,890	121,554	106,528
Borrowings	$11,460	8,600	14,350	11,192	12,140
Stockholders' equity	$17,325	15,681	13,347	11,916	11,125
Book value per share	$2.41	2.18	1.94	1.74	1.66
Number of shares outstanding	7,198,371	7,198,458	6,867,717	6,867,717	6,715,839

	Year Ended
	September 30,
	1999	1998	1997	1996	1995
Income Statement Data:
Interest income	$16,148	15,078	12,784	11,794	11,626
Interest expense	7,905	7,832	6,939	6,549	6,407
Net interest income	8,243	7,246	5,845	5,245	5,219
Provision for loan losses	509	6	310	48	214
Other income	2,894	1,997	1,643	1,004	1,268
Other expense	6,986	6,005	4,746	4,347	4,224
SAIF special assessment	-	-	-	727	-

Income before income taxes and cumulative change in accounting principle	3,642	3,232	2,432	1,127	2,049

Income tax expense	1,422	1,218	838	364	772
Income before cumulative effect of a change in accounting principle	2,220	2,014	1,594	763	1,277

Cumulative effect of a change in accounting principle	-	-	-	-	-

Net income	$2,220	2,014	1,594	763	1,277

Income before cumulative effect of a change in accounting principle	$0.31	0.28	0.23	0.23	0.42

Cumulative effect of a change in accounting principle	-	-	-	-	-

Net income per share	$0.31	0.28	0.23	0.23	0.42
	At or For Year Ended September 30,
	1999	1998	1997	1996	1995
Other Data:
Net income to average assets	1.11%	1.21%	1.04%	0.87%	0.95%
Net income to average equity	13.59%	14.60%	12.55%	10.32%	11.88%
Average equity to average assets	8.15%	8.29%	8.28%	8.40%	8.01%
Number of full-service offices	6	7	7	8	6

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

First Georgia's net income depends on (a) its net interest income, which is the difference between its interest income from loans and investments and its interest expense on deposits and borrowings, (b) its non-interest income, which consists principally of fee income generated by First Georgia's retail banking operations, and (c) its non-interest expenses, such as employee salaries and benefits. Interest income on loans and investments (yield) is a function of the average balances outstanding during the

The Company completed an internal evaluation of the Company's computer information systems and has completed program modifications or new software installations in order to be "Year 2000" compliant. Costs to modify existing information systems to be Year 2000 compliant are expensed as incurred and costs related to new software or hardware installation are capitalized.

Capital Resources

The following is a reconciliation at September 30, 1999 of the Bank's capital under generally accepted accounting principles to regulatory capital.
MD& A CAPITAL SPREADSHEETS

First Georgia Bank
Stockholder's equity	$ 17,294,000
Less:
Intangible assets	693,000
Tangible Capital	16,601,000
Plus:
Qualifying intangible assets	693,000
Core capital	17,294,000
Plus:
General allowance for loan losses	1,236,000
Risk-based capital	$ 18,530,000

Current regulations require financial institutions to have minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8.0%. The minimum core capital or leverage ratio also may be increased by the Office of Thrift Supervision (the OTS) based on its assessment of the institution's risk management systems and the level of overall risk in the individual institution. At September 30

The Bank's regulatory capital and the required minimum amounts, at September 30, 1999, are summarized in the following table.
	Bank Capital		Required Minimum Amount		Excess (Deficiency)
	%	$	%	$	%	$
Tangible capital	8.17	16,601,000	1.50	3,048,000	6.67	13,553,000
Core capital	8.48	17,294,000	4.00	8,155,000	4.48	9,139,000
Risk-based capital	10.13	18,530,000	8.00	14,639,000	2.13	3,891,000

As of September 30, 1999, the Bank exceeded all the required minimum capital amounts as demonstrated by the chart above. The Bank had strong earnings during the year which helped to strengthen its capital position.

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires Federal banking agencies to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. In addition to the ratios described above, FDICIA introduced an additional capital measurement, the Tier 1 risk-based capital ratio. The Tier 1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequately capita
	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Leverage Ratio

Well capitalized	10% or above	6% or above	5% or above

Adequately capitalized	8% or above	4% or above	4% or above

Undercapitalized	Less than 8%	Less than 4%	Less than 4%

Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%

Critically undercapitalized	-	-	2% or less

An institution may be deemed to be in a capitalization category lower than is indicated by its capital position based on safety and soundness considerations other than capital levels.

At September 30, 1999, the Bank's total risk-based ratio, tier 1 risk-based ratio and leverage ratio were

8.48%, 10.13%, and 9.45%, respectively, placing the Bank in the well capitalized category under FDICIA for each ratio.

Liquidity

First Georgia has traditionally maintained levels of liquidity in excess of levels required by regulatory authorities. As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments in an amount equal to a monthly average of 5% of withdrawable savings and short term borrowings. The Bank's liquidity level was 5.88% and 6.58% at September 30, 1999 and 1998, respectively.

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

As the year 2000 ("Year 2000") approaches, an important business issue has emerged regading existing software programs and hardware. Many existing application software products were designed to accommodate a two-digit year. For example, "98" is stored on the system and represents 1998 and "00" represents 1900. The Bank has been working on this problem since fiscal 1997. Management formed an Electronic Data Processing ("EDP") committee (the "Committee") in early fiscal 1997 to address this and many ot

All software the Bank utilizes, including the software for the new network, has been tested. All peripheral and specialized software has been tested. Where needed, all non-compliant software has been updated to compliant status or replaced. During the testing, the in-house processing software and equipment proved to be non-compliant. The decision was made to replace the mission critical software rather than wait for the upgrade. The Bank now has installed the new system, a product of Jack Henry and Assoc

An additional area of concern to the Company, the Bank, and the OTS is the effect of Year 2000 issues on its deposit and loan customers. Failure to address Year 2000 issues could have significant implications on the ability of certain customers to continue operations. Letters inquiring as to the readiness for Year 2000 were sent to all the Bank's commercial customers. Additional information is provided by each branch to any customer who wishes to learn more about Year 2000. Although the Bank has taken se

The Company believes the mission critical systems are currently Year 2000 compliant. The EDP Committee still meets regularly to discuss Year 2000 issues. Outside sources have performed several audits of the system with little or no exceptions to report. Management understands that certain infrastructure failures could arise due to undetected system or software errors. These contingencies could adversely affect the Bank. The Bank is addressing these contingencies in its Disaster Recovery Plan.

The Bank has experienced most of its costs associated with becoming Year 2000 compliant. The Company spent approximately $1,000,000 to become Year 2000 compliant. Nearly all of this expenditure was for new equipment and software, so the cost was capitalized rather than realized in the current period. Management forsees any future costs associated with Year 2000 to be insignificant.

Although the Bank has taken several measures to address Year 2000 issues, there can be no assurances that all necessary modifications will be identified and corrected or that unforeseen difficulties or costs will not arise. Therefore, there can be no assurance that the failure of the Bank's internal systems will not negatively impact the Bank's operations.

Asset/Liability Management

First Georgia has implemented a program of asset/liability management to limit the Bank's vulnerability to material and prolonged increases in interest rates (interest rate risk). The principal determinant of the exposure of the Bank's earnings to interest rate risk is the difference in the time between interest rate adjustments or maturities on interest-earning assets and interest rate adjustments or maturities of interest-bearing liabilities. If the maturities of the Bank's assets and liabilities w e able to restructure and reprice its asset portfolio in a relatively short period to correspond to changes in its cost and flow of funds. The Bank's policy also seeks to encourage the flow of deposits into longer term certificates during periods of lower interest rates and to emphasize shorter term accounts during periods of high rates. During fiscal 1999, the Bank actively managed its interest rate risk by limiting its lending to short-term fixed rate balloon notes or adjustable rate loans and shortening

It is a policy of First Georgia not to originate for its own portfolio any long-term fixed rate mortgage loans. This allows First Georgia to better match the maturities of its assets and liabilities, thereby limiting interest rate risk. Similarly, the Bank emphasizes the origination of commercial real estate loans, construction loans, consumer loans and commercial loans with either adjustable rates or short maturities.

The interest rate sensitivity of the Bank's assets and liabilities provides an indication of the extent to which the Bank's net interest income may be affected by interest rate movements. The concept of interest rate sensitivity recognizes that certain assets and liabilities have interest rates that are subject to change prior to maturity. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracti tive liabilities from interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase i n net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. To the extent that the gaps are close to zero, net interest income can be considered to be relatively immune from interest rate movements. The following table sets forth the Bank's interest-earning assets and interest-bearing liabilities at September 30, 1999. The information presented, however, ma
		Over One	Over Five	Over
	One Year	Through	Through	Ten
	or Less	Five Years	Ten Years	Years
	(in thousands)
Interest-earning assets (IEA's):
Investments	$ 325	729	686	12,702
Interest earning deposits and
federal funds sold	461	-	-	-
Loans	121,316	48,795	771	2,314
Total	122,102	49,524	1,457	15,016

Interest-bearing liabilities (IBL's):
Demand deposits	$ 18,529	-	-	-
Savings an money market deposits	24,013	-	-	-
Other time deposits	79,636	30,611	417	12
Debt	8,960	500	2,000	-
Total	131,138	31,111	2,417	12

Interest sensitivity gap	$ (9,036)	18,413	(960)	15,004
Cumulative gap	$ (9,036)	9,377	8,417	23,421
Ratio of IEA's to IBL's	0.93	1.59	0.60	1,251.33
Cumulative ratio of IEA's to IBL's	0.93	1.06	1.05	1.14

COMPARISON OF YEARS ENDED SEPTEMBER 30, 1999 AND 1998

Results of Operations

General

First Georgia Holding, Inc. reported net income of $2,220,054, an increase of $205,652. This increase is due primarily to the increase in interest income of $1,070,054 and a gain on sale of branch of $766,511, which was partially offset by an increase in the provision for loan losses of $502,904. Net interest income after provision for loan losses increased a total of $494,920. Other income increased and other expenses increased by $897,113 and $981,401, respectively. Several factors as discussed bel

Interest Income

Total interest income increased $1,070,054 for the year, or 7.10%. Interest income on loans increased $562,338, or 3.95%, which was the major factor for this increase in interest income. Average loans for the year increased by more than $13,000,000 during the year ended September 30, 1999, resulting in higher interest income that was partially offset by a 4.5% decrease in average yield on loans. The Bank increased its position in mortgage-backed securities, resulting in a $314,504, or 58.54% increase

Interest Expense

Total interest expense increased $72,860, or 0.93% for the year. This is attributable to an increase in average deposits of approximately $24,000,000 that was partially offset by the effects of a 13.1% decrease in the average rates on deposits. The Bank experienced substantial deposit growth over the year, which is attributable to the introduction of more competitive deposit products. While most of this growth was in interest free checking accounts, the Bank concentrated on obtaining customers' total mber 30, 1998.

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
	Year Ended September 30,			At September 30,
	(in percentages)
	1999	1998	1997	1999
Weighted average yield on:
Loans	9.13	9.57	9.36	9.10
Investment securities	6.55	6.84	7.11	6.33
Interest earning deposits in other banks	4.71	5.39	5.47	5.14
Total weighted average yield on all interest earning assets	8.73	9.33	9.12	9.08

Weighted average rate paid on:
Deposits	4.38	5.04	5.18	4.01
Other borrowings	5.40	5.98	8.89	5.39
Federal Home Loan Bank advances
Short term advances	6.21	4.98	6.30	6.25
Long term advances	5.69	7.86	5.14	6.18
Total weighted average rate paid on all interest-bearing liabilities	4.46	5.13	5.25	4.15
Weighted average interest rate spread (spread between weighted average yield on all interest-earning assets and rate paid on all interest-earning liabilities)	4.27	4.20	3.87	4.93
Net yield on average interest-earning assets (net interest income as a percentage of of average interest-earning assets)	4.18	4.48	4.11	N/A

Provision for Loan Losses

The provision for loan losses for the fiscal year ended September, 1999 totaled $509,067, increasing significantly over the fiscal 1998. The Bank had net charge-offs of $299,149 for the year and significant loan growth which required an increase in the provision (see Allowance for Loan Losses). Net Interest Income after the Provision for Loan Losses at September 30, 1999 increased $494,290, or 6.83% from the same period last year.

Other Income

Other income increased $897,113, or 44.92% for the year. The largest component of this increase is the sale of the Blackshear office, which netted $766,511. Deposit service charges increased $471,184, or 49.03% for the year ended September 30, 1999. This increase is attributable to the immense increase in deposit balances for the year. The increase in the number of deposits creates an increase in service charges and non-sufficient funds fees. Loan fees decreased $250,734, or 26.66% as the bank spent fee structure.

Other Expenses

Other expenses increased $981,401, or 16.34% for the year. Personnel related expenses had the largest increase, growing by $355,558, or 12.09%, for the year ended September 30, 1999. The Bank added more employees to maintain a superior level of customer service in response to the Bank's rapid growth. The hiring trend is expected to level off in fiscal 2000. Occupancy expense also increased by $155,291, or 12.58%, for the year , as the new mainframe system was online the entire year. Fiscal 1999 was t which helped control data processing expense. Federal Insurance premiums increased 43,703, or 25.38% because of increased deposit balances.

Income Tax Expense

The Company incurred $1,422,189 in income tax expense for the year based on applicable income tax rates at September 30, 1999.

Financial Condition

Assets

Total assets of the Company increased $13,833,042 from September 30, 1999 to September 30, 1998. Loans were the driving force behind this increase, as the net balances grew $21,943,955, or 14.51%. Loan demand remained strong throughout fiscal 1999, and management took advantage of this demand by offering competitive loan products and exceptional service. The loan growth was primarily funded by the increased deposit balances. However, the Bank did have to borrow on its existing fed funds line to meet gible asset associated with it, which decreased the intangible assets $224,714, or 24.48%.

Allowance for Loan Losses

The allowance for loan losses increased $266,934 or 27.60% to $1,235,566 at September 30, 1999. The ratio of the allowance for loan losses to total loans was 0.71% at September 30, 1999 compared to 0.64% at September 30, 1998. This increase in the allowance resulted from Management's continuing review of the estimated inherent losses in the Bank's loan portfolio. It examined the adequacy of the allowance in light of the following factors.

First, the Bank has sustained substantial charge-offs during 1999. Actual net charge-offs for this period were $299,149, an increase of $55,016 over last year. In addition, the Bank enjoyed a substantial increase in loans during the fiscal year ended 1999. This increase was due in part to extensive marketing efforts. Additionally, the Bank began to lend money to more speculative commercial ventures during this period. Commercial loans have historically been of greater risk than the traditional real estat

The Bank also examined the amount of unused credit commitments under lines of credit, which it found to be substantial. Accordingly, a reserve was established for any losses in that category. Considering all the factors above, it was determined that a substantial contribution to the loan loss reserve was needed.

The following tables illustrate the Bank's allowance for loan losses and its problem loans. When a loan has been past due ninety days or more, Management reevaluates the loan and its underlying risk elements to determine if it should be placed on nonaccrual status. These loans are loans for which unpaid interest is not recognized into income. Past due loans are loans which are ninety days or more delinquent and still accruing interest.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS
Table 1
	As of September 30,
	1999	1998	1997
Non-accruing Loans (1)
Real estate
Construction	$ -	-	-
First mortgage	1,907,612	2,225,603	1,832,123
Second mortgage	79,781	117,619	82,517
Consumer	21,672	21,214	44,781
Total non-accruing loans	2,009,065	2,364,436	1,959,421
Past due loans (2)
Real estate
Construction	-	-	-
First mortgage	-	-	-
Second mortgage	-	-	-
Consumer	-	-	-
Total past due loans	-	-	-
Total non-accruing and past due loans	$ 2,009,065	2,364,436	1,959,421
Percentage of total loans	1.16%	1.56%	1.42%
Real estate acquired through foreclosure	$ 225,000	644,084	423,000
Total non-accruing and past due loans and nonperforming assets.	$ 2,234,065	3,008,520	2,382,421

(1) Non-accruing loans are loans for which unpaid interest is not recognized into income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
Table 2
	Year Ended September 30,
	1999	1998	1997
Beginning balance	$ 968,632	1,012,322	955,288
Loans charged-off:
Real estate construction	-	-	-
Real estate mortgage	56,589	179,995	185,696
Consumer and other	242,560	63,762	162,520
	299,149	243,757	348,216
Recoveries:
Real estate construction	-	-	-
Real estate mortgage	860	78,084	32,939
Consumer and other	56,156	115,820	62,632
	57,016	193,904	95,571

Net charge-offs	242,133	49,853	252,645

Provision charged to operations	509,067	6,163	309,679

Balance at end of period	$ 1,235,566	968,632	1,012,322

Ratio of net charge-offs to average loans outstanding	0.15%	0.03%	0.20%

Ratio of allowance to total loans	0.71%	0.64%	0.73%

Liabilities

As mentioned previously, total deposits increased $10,284,256, or 6.31%. This is in excess of the deposits it sold with the Blackshear branch, which was over $8,000,000. Much of this increase was in non-interest bearing deposits, as the Bank now offers free checking to its customers. The Bank is well positioned to take advantage of the growing local market. With the increase in deposits, the Bank did not increase its position in FHLB advances.

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

Interest Income

Total interest income increased $2,293,782 for the year, or 17.94%. Interest income on loans increased $2,258,984, or 18.86%, which was the major factor for this increase in interest income. Average loans for the year increased by more than $20,000,000 during the year ended September 30, 1998, resulting in higher interest income. The Bank increased its position in mortgage backed securities, resulting in a $222,263, or 70.57% increase. Investment income decreased by $133,070 or 45.04% for the year en

Interest Expense

Total interest expense increased $892,834, or 12.87% for the year. This is attributable to an increase in average deposits of over $20,000,000. The Bank experienced substantial deposit growth over the year, which is attributable to the introduction of more competitive deposit products. While most of this growth was in interest free checking accounts, the Bank concentrated on obtaining customers' total banking business, resulting in increased growth in interest bearing time deposits. Interest expense

Other Income

Other income increased $354,415, or 21.57% for the year. Loan fees increased $466,636, or 98.47%, for the year as loan balances increased. This increased fee income results in part from a restructuring of the loan fee structure, to obtain an alignment with loan fee levels currently charged in the market. Deposit service charges increased $271,854, or 39.45% for the year ended September 30, 1998. This increase is attributable to the immense increase in deposit balances for the year. The increase in th an increase in service charges and non-sufficient funds fees.

Other Expenses

Other expenses increased $1,258,764, or 26.52% for the year. Personnel related expenses had the largest increase, growing by $616,186, or 26.51%, for the year ended September 30, 1998. The Bank added more employees to maintain a superior level of customer service in response to the bank's rapid growth. The hiring trend should level off in fiscal 1999. Occupancy expense also increased by $170,070, or 15.98%, for the year due to the opening of the permanent facility for its North Brunswick office. Data d $158,440 for the year, a significant increase of 1,152.79% over last year. This increase in a usually stable expense category is attributable to the installation of a new mainframe system. The Bank installed a new graphical user interface computer technology which is certified Year 2000 compliant. The new system adds a new level of service to the customer, such as check image statements and better automatic deposit and account drafting capabilities.

Income Tax Expense

The Company incurred $1,217,839 in income tax expense for the year based on applicable income tax rates at September 30, 1998.

Financial Condition

Total assets of the Company increased $30,761,042 from September 30, 1997 to September 30, 1998. Loans were the driving force behind this increase, as the net balances grew $13,388,033, or 9.71%. Loan demand remained strong throughout fiscal 1998, and management took advantage of this demand by offering competitive loan products and exceptional service. The loan growth was primarily funded by the increased deposit balances, which also increased the Bank's Federal funds sold to $12,180,000. Premises a

As mentioned previously, total deposits increased $33,002,169, or 25.41%. Much of this increase was in non-interest bearing deposits, as the Bank now offers free checking to its customers. The Bank is well positioned to take advantage of the growing local market. With the increase in deposits, the Bank was able to pay many FHLB advances, as evidenced by a $5,750,000, or 40.07% decrease for the year ended September 30, 1998.

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
Quarterly Period	High	Low

October 1 - December 31, 1997	4.22	3.56
January 1 - March 31, 1998	5.61	3.92
April 1 - June 30, 1998*	10.50	5.39
July 1 - September 30, 1998	9.00	5.92
October 1 - December 31, 1998	6.33	5.50
January 1 - March 31, 1999	6.00	4.92
April 1 - June 30, 1999**	7.63	4.83
July 1 - September 30, 1999	6.50	5.13

*On June 15, 1998, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

**On May 20, 1999, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

At November 1, 1999, the Company had 292 shareholders of record. The Company paid cash dividends of $0.0445 per share in March 1998 and $0.0235 per share in December 1996. The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulators. Approximately $1,935,000 was available to be paid as dividends by the Bank to the Company at September 30, 1999 upon regulatory

OFFICES
1703 Gloucester Street Brunswick, GA 31520 (912) 267-7283	4510 Altama Avenue Brunswick, GA 31520 (912) 267-0010
2461 Demere Road St. Simons Island, GA 31522 (912) 638-7118	Wal-Mart Supercenter 150 Altama Connector Brunswick, GA 31525 (912) 280-9020
2001 Commercial Drive South Brunswick, GA 31525 (912) 262-1500	1010 Plant Avenue Waycross, GA 31501 (912) 287-2265

OTHER INFORMATION
Transfer Agent: First Georgia Bank, F.S.B. 1703 Gloucester Street Brunswick, GA 31520 (912) 267-7283	Independent Auditors: Deloitte & Touche, LLP Suite 2801, Independent Square One Independent Drive Jacksonville, FL 32202
Legal Counsel: James A. Bishop Suite 40 Bank of America Plaza Brunswick, GA 31520	Special Counsel: Powell, Goldstein, Frazer & Murphy Sixteenth Floor 191 Peachtree Street, N.E. Atlanta, GA 30303
DIRECTORS AND OFFICERS
FIRST GEORGIA HOLDING, INC.
OFFICERS
HENRY S. BISHOP Chairman and President, Chief Executive Officer		G. FRED COOLIDGE III Secretary and Treasurer
ELI D. MULLIS Assistant Secretary and Treasurer
DIRECTORS
HENRY S. BISHOP Chairman of the Board, President, First Georgia Bank	B.W. BOWIE Retired Senior Vice President, General Manager, and Director Federal Paper Board Co	M. FRANK DELOACH, III President, Culver & Deloach
TERRY DRIGGERS President, Driggers Construction Company	ROY K. HODNETT President, T.H.E. Island Group, T.H.E. Hotel Group, and T.H.E. Island Inn	E. RAYMOND MOCK Owner, Piggly Wiggly food stores in St. Simons and Nahunta
JAMES D. MOORE President, J.D. Moore, Inc.		D. LAMONT SHELL President, Glynn Electric
FIRST GEORGIA BANK, BRUNSWICK
HENRY S. BISHOP Chairman and President		G. FRED COOLIDGE III Executive Vice President, Chief Financial Officer
CATHERINE BOYNE Assistant Vice President		JUDY DIXON Assistant Vice President
LAURA D. FRIEND Vice President, Information Technology	GEORGE McMANUS Loan Officer	ELI D. MULLIS Assistant Vice President
MILLEDGE SMITH Vice President	ROBERT STRANGE Senior Vice President	JODI TODD Assistant Vice President, Internal Auditor
JON TAHLIER Vice President	DORIS THOMAS Senior Vice President	SUSAN USSERY Vice President
LINDSEY VINYARD Vice President	MARK WESTBERRY Senior Vice President	JAN WILDSMITH Assistant Vice President
RITA BOATRIGHT Assistant Vice President		MEME HULSEY Assistant Vice President

FIRST GEORGIA BANK, ALTAMA
ELZIE JACOBS Vice President	SUSAN STOWE Assistant Vice President

FIRST GEORGIA BANK, ST. SIMONS ISLAND
MEL BAXTER Senior Vice President	FELICIA SALTER Assistant Vice President, Operations	DIANE SHARPE Loan Officer

FIRST GEORGIA BANK, WAL-MART SHOPPING CENTER
DONNA GIBBS Assistant Vice President

FIRST GEORGIA BANK, NORTH BRUNSWICK
FRED ALEXANDER Vice President	MERLENE BURGESS Vice President	CHINITA DAVIS Assistant Vice President

FIRST GEORGIA BANK, WAYCROSS
PAM TAYLOR Vice President	LINDA WALKER Assistant Vice President, Operations