Form 10QSB
period 1999-12-31
FIRST GEORGIA HOLDING INC
filed 2000-02-11
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 1999

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.
Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of December 31, 1999.

7,198,371

PART I

FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

FIRST GEORGIA HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

Assets:	12/31/99	09/30/99
Cash and cash equivalents:
Cash and due from banks	$7,630,166	6,741,939
Interest bearing deposits in other banks	291,511	460,627
Cash and cash equivalents	7,921,677	7,202,566

Investment securities to be held to maturity,
fair value approximately $13,175,000 at
December 31, 1999 and $13,966,007 at
September 30, 1999.	13,714,424	14,442,058
Loans receivable, net	185,968,860	173,196,591
Real estate owned	114,328	225,000
Federal Home Loan Bank stock, at cost	837,500	837,500
Premises and equipment, net	5,027,732	4,900,601
Accrued interest receivable	1,327,428	1,205,599
Intangible assets, net	669,374	693,281
Other assets	1,070,901	1,592,385
	$216,652,224	204,295,581
Liabilities and Stockholders' Equity
Liabilities:
Deposits	$183,630,749	173,174,361
Federal Home Loan Bank advances	10,600,000	8,600,000
Other borrowings	1,840,000
Accrued interest payable	564,713	517,739
Accrued expenses and other liabilities	2,092,519	4,678,970
	198,727,981	186,971,070
Stockholders' Equity
Common stock, $1.00 par value. 10,000,000 shares
authorized; 7,198,371 and 7,198,371 shares issued
and outstanding at December 31, 1999 and
September 30, 1999, respectively.	7,198,371	7,198,371
Additional paid-in capital	715,740	715,740
Retained earnings	10,010,132	9,410,400

	17,924,243	17,324,511

	$216,652,224	204,295,581
See accompanying notes to consolidated financial statements.
FIRST GEORGIA HOLDING, INC.
CONSOLIDATED INCOME STATEMENTS
(UNAUDITED)
	Three Months Ended
	12/31/99	12/31/98
Interest Income:
Loans	$4,249,064	3,556,064
Interest on Federal funds sold	3,353	169,745
Interest on investments	223,635	222,671
Other	993	434
Total interest income	4,477,045	3,948,914
Interest Expense:
Deposits	1,875,907	1,933,177
Advances and other borrowings	184,622	130,039
Total interest expense	2,060,529	2,063,216
Net interest income	2,416,516	1,885,698

Provision for Loan losses	30,000	56
Net interest income after provision for loan losses	2,386,516	1,885,642

Other Income:
Loan servicing fees	134,873	206,638
Deposit service charges	440,901	359,662
Gain on sale of foreclosed property	16,316	16,193
Other operating income	33,287	51,431
Total other income	625,377	633,924
Other Expenses:
Salaries and employee benefits	955,841	801,982
Premises and occupancy costs	452,523	274,136
Amortization of intangibles	23,907	27,930
Federal insurance premiums	25,124	4,500
Other operating expenses	554,320	502,785
Total other expenses	2,011,715	1,611,333
Income before income taxes	1,000,178	908,233

Income taxes	400,434	350,385
Net Income	$599,744	557,848
Income per share of common stock
Basic	$0.08	0.08
Diluted	$0.08	0.07

See accompanying notes to consolidated financial statements
FIRST GEORGIA HOLDING, INC.
CONSOLIDATED CASH FLOW STATEMENTS
(UNAUDITED)
	THREE MONTHS ENDED DECEMBER 31,
	1999	1998
OPERATING ACTIVITIES:
Net income	$599,744	557,848
Adjustments to reconcile net income
to net cash provided by (used in) operations:
Provision for loan losses	30,000	56
Depreciation and amortization	270,970	89,656
Amortization of intangibles	23,907	27,930
Amortization of deferred loan fees	(9,196)	(23,219)
Gain on sale of REO	(16,316)	(16,193)
Increase in accrued interest receivable	(121,829)	(71,675)
Increase in other assets	521,484	40,764
Decrease in accrued expenses, taxes payable, accounts payable, and other liabilities	(699,488)	(918,944)
Net Cash Provided By (Used In) Operating Activities	599,276	(313,777)

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	711,114	1,376,272
Purchase of investment securities	-	(6,132,363)
Loan originations, net of principal repayments	(13,168,272)	(4,864,647)
Purchase of premises and equipment	(381,581)	(321,735)
Proceeds from the sale of real estate	502,187	170,265
Net Cash Used By Investing Activities	(12,336,552)	(9,772,208)

FINANCING ACTIVITIES:
Net increase in deposits	10,456,388	6,970,113
Proceeds from FHLB advances	2,000,000	3,200,000
Repayments of FHLB advances	-	(3,200,000)
Net Cash Provided by Financing Activities	12,456,388	6,970,113
Increase (decrease)In Cash And Cash Equivalents	719,111	(3,115,872)

Cash and Cash equivalents at beginning of year	7,202,566	17,710,166

Cash and cash equivalents at end of quarter	$7,921,677	14,594,294
See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of December 31, 1999 and September 30, 1999. Also included are the results of its operations and changes in financial position for the three months ended December 31, 1999 and 1998. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30, 1999.

  EARNINGS PER SHARE

  Earnings per share were calculated using the weighted average number of shares outstanding for the period. The diluted earnings per share takes into consideration the assumed increase in shares from the conversion of stock options as well.

	Three Month Period Ended
	December 31,
	2000	1999
Weighted average number of common
shares outstanding - Basic	7,198,371	7,198,458

Incremental shares from the assumed
conversion of stock options	510,878	553,867

Total - Diluted	7,709,249	7,752,325

  The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to the amount that the Company would receive upon the exercise of the options plus the amount of total benefit that would be credited to additional paid-in-capital assuming exercise of options. The assumed proceeds are used to purchase outstanding shares at the average market price during the period.

  ALLOWANCE FOR LOAN LOSSES

  Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended December 31, 1999	Year Ended September 30, 1999

Beginning balance	$1,235,566	968,632
Provision for loan losses	30,000	509,067
Charge-offs	(115,235)	(299,149)
Recoveries	24,934	57,016
Balance, end of year	$1,175,265	1,235,566

  SUBSEQUENT EVENT

On December 20, 1999, the Company's Board of Directors declared a dividend of $0.04 per share to shareholders of record as of January 31, 2000, which will be paid on February 15, 2000.

FIRST GEORGIA HOLDING, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q

LIQUIDITY

First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 5.39% and 5.88% at December 31, 1999 and September 30, 1999, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans (REO) could alter this condition. Management does not foresee any liquidity problems for 2000.

CAPITAL RESOURCES

The following is a reconciliation at December 31, 1999 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:
First Georgia Bank
Stockholder's Equity	$17,895,000

Less:
Intangible assets	669,000
Tangible Capital	17,226,500

Plus:
Qualifying intangible assets	669,000
Core Capital	17,895,000

Plus:
Supplemental Capital	1,175,000
Risk-based Capital	$19,070,500

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 1999, the Bank met a ll three capital requirements.

The Bank's regulatory capital and the required minimum amounts at December 31, 1999 are summarized as follows:
			Required Minimum
	Bank Capital		Amount		Excess (Deficiency)
	%	$	%	$	%	$
Tangible Capital:	7.98%	17,226,500	1.50%	3,239,760	6.48%	13,986,740

Core Capital:	8.26%	17,895,500	4.00%	8,666,000	4.26%	9,229,500

Risk-Based Capital:	9.92%	19,070,500	8.00%	15,380,000	1.92%	3,690,500

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) required the Federal banking agencies to take "prompt corrective action" in respect to institutions that do not meet minimum capital requirements. Along with the ratios described above, FDICIA also introduced an additional capital measurement, the Tier 1 risk-based capital ratio. The Tier 1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequatel y capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The regulators summarize their minimum requirements for the five capital tiers established by the FDICIA as follows:
	Tier 1 Risk-Based Capital Ratio	Risk-Based Capital Ratio	Leverage Ratio
Well Capitalized	10% or above	6% or above	5% or above
Adequately Capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 3%
Significantly Undercapitalized	Less than 8%	Less than 4%	Less than 3%
Critically Undercapitalized	-------------	--------------	2% or less

An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

At December 31, 1999, the Bank's Tier 1 risk-based capital ratio was 9.31%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

The Bank's capital position changed during the quarter ended December 31, 1999. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans increased $693,000, or 19.49%, for the three month period ended December 31, 1999 as compared to the same period in 1998. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes, as evidenced by its low real estate foreclosed balances. Base interest rates increased at the beginning of the quarter, which i ncreased the interest income. Despite the increase in rates, Management expects loan demand to maintain healthy levels. With the strong loan demand, Management has not maintained large Fed funds sold balances. At December 31, 1998, the Bank was accumulating cash to fund the sale of the Blackshear branch. At December 31, 1999, the Bank utilized most of its cash to fund loans. Therefore, interest on Fed funds sold decreased $166,000 or 98.02%. Interest on investments remained fairly constant between t he two periods. The increase in investment income was $964, or 0.43%. As loan demand remained strong, the Bank invested proceeds received from pay downs on its securities in loan growth.

INTEREST EXPENSE

Interest on deposits decreased $57,270 or 2.96% for the quarter ended December 31, 1999 as compared to the same period in 1998. This decrease results primarily from the decrease in interest rates on deposits from the quarter ended December 31, 1998. Although interest rates, in general, increased for the quarter ended December 31, 1999, they actually decreased from the quarter ended December 31, 1998 due to a special, including higher than average interest rates, the bank was promoting in 1998 to attrac t new deposits. Interest on borrowings increased $54,583, or 41.97% for the quarter ending December 31, 1999 over the same quarter last year. At the end of the previous fiscal year end and the beginning of this first quarter, loan growth outpaced deposit growth. Therefore, the Bank found it necessary to borrow Federal funds. By the end of the quarter ended December 31, 1999, deposit growth had caught up with loan growth.

NET INTEREST INCOME

Net Interest Income increased $530,818, or 28.15% for the quarter ended December 1999 over the same period ended December 31, 1998. The substantial increase in loan balances is the main factor for this increase.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three-month period ended December 31, 1999 totaled $30,000, increasing over the same period in 1998. With the growth in loan volume and the increase in charge-offs over the same period in 1998, Management found it necessary to increase the loan loss provision. Net Interest Income after the Provision for Loan Losses for the quarter ended December 31, 1999 increased $500,874, or 26.56% from the same period last year.

OTHER INCOME

Other Income for the quarter decreased $8,547, or 1.35% from the same quarter the previous year. Loan servicing fees decreased 71,765, or 34.73% for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. Fees earned on brokered mortgage loans are down from last year. The rate environment at the beginning of the quarter resulted in less brokered mortgage loans closed. Deposit service charges increased $81,239 or 22.59% for the quarter ended December 31, 1999. This i ncrease is related to increased fee income, such as service charges and insufficient funds fees, resulting from an increase in deposits. Other operating income decreased $18,144, or 35.28% for the quarter ended December 31, 1999 as compared to the same quarter last year. The Bank realized a gain on the sale of a piece of real estate acquired in settlement of a loan in the quarter ended December 31, 1998. The Bank realized no such gain in the same quarter this year.

OTHER EXPENSES

Other expenses for the quarter ended December 31, 1999 increased $400,382, or 24.85%, over the quarter ended December 31, 1998. In the first quarter of fiscal 2000, the Bank implemented a few projects to increase the level of customer service. Internet banking was added and will be offered to customers in the second quarter. A customer call center was also added to give customers a better response time to questions regarding their accounts. With these new areas, the Bank incurred some additional cos ts. Salaries and employee benefits increased $153,859, or 19.18% in the three month period ending December 31, 1999 over December 31, 1998 as a result of additional personnel to service the internet banking and the call center. Premises and occupancy costs increased $178,387 or 65.07% in the quarter ended December 31, 1999 over the same period last year. Additional computer, phone, and other office equipment were added for the new customer service areas. Other operating expenses increased $42,159, or 8.1 9%, for the quarter as compared to the same quarter last year. This increase results primarily from additional expenses related to the Internet banking service and customer call center. Federal Insurance premiums for the quarter ended December 31, 1999 increased $20,624, or 458.31% from December 31, 1998. These premiums are based on the size of a bank's deposit portfolio, which has increased approximately $14,000,000 between the two periods (excluding the $9,000,000 sold from the Blackshear office).

The provision for income taxes increased by $50,049 or 14.28% for the quarter ended December 31, 1999 as compared to the same period in 1998. The effective tax rate Management uses is consistent at a rate of 40%.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents increased $719,111, or 9.98%, over the three month period ended December 31, 1999. This increase results primarily from an increase in average balances on deposits. Investment balances decreased $727,634, or 5.04%, for the three months ended December 31, 1999. The Bank has focused on utilizing it's capital to increase it's loan portfolio. Premises and equipment increased $127,131, or 2.59%. The Bank purchased additional equipment related to it's Internet banking service and customer call center.

Loans receivable increased $12,772,269, or 7.37% as of the three months ended December 31, 1999 over September 30, 1999. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the Bank has been successful in drawing strong, safe loans to the Bank. Loans receivable at December 31 and September 30, 1999 are summarized as follows:
LOANS RECEIVABLE
	12/31/99	9/30/99
Real estate mortgage loans	$115,627,284	108,769,658
Real estate construction loans	38,600,480	33,644,439
Consumer loans	16,203,060	14,801,585
Commercial and other loans	16,966,346	17,480,590
	187,397,170	174,696,272
Less:
Deferred loan fees	193,670	202,866
Unearned interest income	59,376	61,250
Allowance for loan losses	1,175,264	1,235,566
	$185,968,860	173,196,591

ALLOWANCE FOR LOAN LOSSES

Management conducts an extensive review of the provision for loan losses on a monthly basis. Additions to the allowance for loan losses are charged to operations based upon management's evaluation of the potential losses in its loan portfolio. This evaluation considers the estimated value of the underlying collateral and such other factors as, in management's judgement, deserve recognition under existing economic conditions. While management uses the best information available to make evaluations, fut ure adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loan and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgements of information available to them at the time of their examination.

A loan is considered impaired when it is probable that the company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank's impaired loans include non-accrual loans, troubled debt restructurings, and large loans more than 90 days delinquent in which full payment of principal and interest is not expected. Cash receipts on impaired loans are used to reduce principal balances. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or at either the loan's observable market price or the fair value of the collateral. Adjustment to impairment losses due to changes in the fair market value of an impaired loan's underlying collateral are included in the provision for losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a charge-off to the allowance for loan losses.

Large groups of smaller homogenous loans (consumer loans) are collectively evaluated for impairment. Commercial loans and larger balance real estate and other loans are individually evaluated for impairment.

The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS
	12/31/99	09/30/99
Non-accruing Loans
Real estate
Construction	$-	-
Mortgage	1,777,494	1,987,393
Consumer	12,629	21,672
Total non-accruing loans	1,790,123	2,009,065

Past Due Loans
Real estate
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-
Total non-accruing and past due loans	$1,790,123	2,009,065
Percentage of total loans	0.96%	1.16%
Real estate acquired
Through foreclosure	$114,328	225,000
Total non-accruing, past due
loans, and nonperforming assets.	$1,904,451	2,234,065

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
	Three Months Ended	Year Ended
	12/31/99	09/30/99

Beginning balance	$1,235,566	968,632
Loans charged-off:
Real estate construction	101,832	-
Real estate mortgage	6,781	56,589
Consumer and other	6,622	242,560
Total charge offs	115,235	299,149

Recoveries:
Real estate construction	-	-
Real estate mortgage	3,968	860
Consumer and other	20,966	56,156
Total recoveries	24,934	57,016

Net charge-offs	90,302	242,133

Provision charged to operations	30,000	509,067
Balance at end of period	$1,175,265	1,235,566
Ratio of net charge-offs to
average loans outstanding	0.05%	15.00%

LIABILITIES

Deposits have increased $10,456,388, or 6.04%, for the three month period ended December 31, 1999. This increase reflects that First Georgia has been successful in its efforts to obtain new deposit business. With the increase of loan balances, the Bank increased its position in Federal Home Loan Bank advances, as evidenced by the increase of $2,000,000, or 23.26%. Additionally, the Bank increased its federal funds purchased line by $1,840,000 from September 30, 1999 in an effort to fund new loan growt h.

PART II

ITEM 5. OTHER INFORMATION

In the first quarter of fiscal 2000, the Bank had began construction on a new branch located adjacent to the Colonial Place Mall. This branch is expected to be operational in the second quarter of fiscal 2000. This branch will service our customers living in that market area as well as attracting merchant business in the major shopping hub of Glynn County.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

    Exhibits.

The following exhibit is filed with this report.

Exhibit No. Description

27.1 Financial Data Schedule (for SEC use only)

B. Reports on Form 8-K

The Bank filed no reports on Form 8-K for the quarter ended

December 31, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:______________________ BY:__________________

G. Fred Coolidge III

Secretary and Treasurer