Form 10QSB
period 2000-03-31
FIRST GEORGIA HOLDING INC
filed 2000-05-09
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2000

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.

Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of March 31, 2000.

7,198,371

PART I

FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

FIRST GEORGIA HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

Assets:	03/31/00	09/30/99

Cash and cash equivalents:
Cash and due from banks	$ 7,114,767	6,741,939
Federal funds sold	10,340,000	-
Interest bearing deposits in other banks	330,116	460,627
Cash and cash equivalents	17,784,883	7,202,566

Investment securities to be held to maturity,
fair value approximately $13,634,000 at
March 31, 2000 and $13,966,000 at
September 30, 1999	14,282,421	14,442,058
Loans receivable, net	195,973,135	173,196,591
Real estate owned	114,328	225,000
Federal Home Loan Bank stock, at cost	892,300	837,500
Premises and equipment, net	5,406,760	4,900,601
Accrued interest receivable	1,382,497	1,205,599
Intangible assets, net	645,467	693,281
Other assets	1,539,190	1,592,385

	$ 238,020,981	204,295,581

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$ 207,824,018	173,174,361
Federal Home Loan Bank advances	6,600,000	8,600,000
Other borrowings	2,000,000	-
Accrued interest payable	633,878	517,739
Accrued expenses and other liabilities	2,707,835	4,678,970

	219,765,731	186,971,070
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares
authorized; 7,198,371 and 7,198,371 shares issued
and outstanding at March 31, 2000 and
September 30, 1999, respectively	7,198,371	7,198,371
Additional paid-in capital	715,740	715,740
Retained earnings	10,341,139	9,410,400

	18,255,250	17,324,511

	$ 238,020,981	204,295,581

See accompanying notes to consolidated financial statements.
FIRST GEORGIA HOLDING, INC.
CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended		Six Months Ended
	03/31/00	03/31/99	03/31/00	03/31/99

Interest Income:
Loans	$ 4,517,805	3,555,059	$ 8,766,870	7,111,124
Interest on Federal funds sold	65,936	135,774	69,288	305,519
Interest on investments	231,766	249,310	455,400	471,981
Other	1,398	678	2,391	1,112
Total interest income	4,816,905	3,940,821	9,293,949	7,889,736
Interest Expense:
Deposits	2,214,950	1,888,632	4,090,857	3,821,809
Advances and other borrowings	116,711	116,899	301,334	246,938
Total interest expense	2,331,661	2,005,531	4,392,191	4,068,747
Net interest income	2,485,244	1,935,290	4,901,758	3,820,989

Provision for loan losses	60,000	-	90,000	56
Net interest income after
Provision for loan losses	2,425,244	1,935,290	4,811,758	3,820,933

Other Income:
Loan servicing fees	117,614	180,595	252,487	387,334
Deposit service charges	462,652	311,330	903,553	670,992
Gain on sale of real estate owned	-	426	16,316	16,619
Other operating income	50,908	41,430	84,196	92,861
Total other income	631,174	533,781	1,256,552	1,167,806

Other Expenses:
Salaries and employee benefits	960,944	836,188	1,916,785	1,638,170
Premises and occupancy costs	486,739	317,457	939,262	591,593
Amortization of intangibles	23,907	27,930	47,814	55,860
Federal insurance premiums	9,166	24,968	34,290	46,949
Other operating expenses	544,102	516,211	1,098,421	1,001,515
Total other expenses	2,024,858	1,722,754	4,036,572	3,334,087
Income before income taxes	1,031,560	746,317	2,031,738	1,654,652

Income Taxes	412,630	261,864	813,064	612,249

Net Income	$ 618,930	484,453	$ 1,218,674	1,042,403

Income per share
Basic	$ 0.09	0.07	$ 0.17	0.14
Diluted	$ 0.08	0.06	$ 0.16	0.13

See accompanying notes to consolidated financial statements
FIRST GEORGIA HOLDING, INC.
CONSOLIDATED CASH FLOW STATEMENTS
	SIX MONTHS ENDED
	MARCH 31,
	2000	1999
OPERATING ACTIVITIES:
Net income	$ 1,218,674	1,042,303
Adjustments to reconcile net income
to net cash provided by operations:
Provision for loan losses	90,000	56
Depreciation and amortization	522,742	256,765
Amortization of intangibles	47,814	55,860
Amortization of deferred loan fees	(12,426)	(66,409)
Gain on sale of real estate owned	(16,316)	(17,119)
Decrease in FHLB stock	(54,800)	-
(Increase) decrease in accrued interest receivable	(176,898)	131,153
Increase in other assets	465,194	794,877
Decrease in accrued expenses and liabilities	(266,994)	(1,921,168)

Net Cash Provided By Operating Activities	1,816,990	276,318

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	957,890	2,479,300
Maturities of investment securities	200,000	-
Purchase of investment securities	(1,023,095)	(6,132,363)
Loan originations, net of principal repayments	(23,229,317)	(8,006,094)
Purchase of premises and equipment	(1,004,060)	(429,978)
Proceeds from the sale of real estate owned	502,187	217,534

Net Cash Used By Investing Activities	(23,596,395)	(11,871,601)

FINANCING ACTIVITIES:
Net increase in deposits	34,649,657	13,465,117
Proceeds from other borrowings	2,000,000	-
Proceeds from FHLB advances	-	3,200,000
Repayments of FHLB advances	(4,000,000)	(4,200,000)
Cash dividends paid ($0.06 and $0.08 per share, respectively)	(287,935)	(287,938)

Net Cash Provided by Financing Activities	32,361,722	12,177,179

Increase In Cash and Cash Equivalents	10,582,317	581,896
Cash and cash equivalents at beginning of year	7,202,566	17,710,166

Cash and cash equivalents at end of quarter	$ 17,784,883	18,292,062

Supplemental disclosure of cash paid during the year for:
Interest	$ 4,392,191	$ 4,068,745
Income Taxes	615,000	813,000
	$ 5,007,191	$ 4,881,745
Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 666,329	$ 91,807
Sale of real estate owned financed by bank	$ 759,112	47,717
	$ 1,425,441	$ 139,524
See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of March 31, 2000 and September 30, 1999. Also included are the results of its operations and changes in financial position for the three and six months ended March 31, 2000 and 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

	Three Month Period Ended		Six Month Period Ended
	March 31,		March 31,
	2000	1999	2000	1999
Weighted average number of common
Shares outstanding - Basic	7,198,371	7,198,458	7,198,371	7,198,418

Incremental shares from the assumed
Conversion of stock options	486,422	590,584	501,132	594,682

Total - Diluted	7,684,793	7,789,042	7,699,503	7,793,100

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

(3) ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:

	Six Months	Year Ended
	ended March	September 30,
	31, 2000	1999

Beginning balance	1,235,566	968,632
Provision charged to operations	90,000	509,067
Charge-offs	(149,702)	(299,149)
Recoveries	32,896	57,016
Balance, end of year	1,208,760	1,235,566

FIRST GEORGIA

HOLDING, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above the levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 6.27% and 5.88% at March 31, 2000 and September 30, 1999, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans (REO) could alter this condition. Management does not foresee any liquidity problems for fiscal 2000.

CAPITAL RESOURCES

The following is reconciliation at March 31, 2000 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
Stockholder's Equity	$20,224,000

Less:
Intangible assets	646,000
Tangible Capital	19,578,000

Plus:
Qualifying intangible assets	646,000
Core Capital	20,224,000

Plus:
Supplemental Capital	1,208,000

Less:
Deducted Capital	543,000
Risk-based Capital	$20,889,000

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At Mar ch 31, 2000, the bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at March 31, 2000 are summarized as follows:
			Required Minimum
	Bank Capital		Amount		Excess (Deficiency)
	%	$	%	$	%	$
Tangible Capital:	8.25%	19,578,000	1.50%	3,561,000	6.75%	16,017,000

Core Capital:	8.51%	20,224,000	4.00%	9,520,000	4.50%	10,703,000

Risk-Based Capital:	10.12%	20,889,000	8.00%	16,515,000	2.12%	4,371,000

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
	Tier 1 Risk-Based Capital Ratio	Risk-Based Capital Ratio	Leverage Ratio
Well Capitalized	10% or above	6% or above	5% or above
Adequately Capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 3%
Significantly Capitalized	Less than 6%	Less than 3%	Less than 3%
Critically Undercapitalized	-----------------	-----------------	2% or less

An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

At March 31, 2000, the Bank's Tier 1 risk-based capital ratio was 9.80%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

The Bank's capital position changed during the quarter ended March 31, 1999. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans increased $962,746, or 27.08%, for the three-month period ended March 31, 2000 and $1,655,746, or 23.28% for the six-month period ended March 31, 2000 as compared to the same period in 1999. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes , as evidenced by its low real estate owned balances. Base interest rates increased during the quarter, which increased interest income. Despite increased rates, management expects loan demand to maintain healthy levels. Interest on investments decreased $17,544, or 7.04% for the quarter and $16,581 or 3.51% for the six-month period ended March 31, 2000 compared to the same periods ended March 31, 1999. As the Bank's loan balance grew, Management did not increase its investment holdings. Average investment balances decreased approximately $907,000 from March 31, 2000 as compared to March 31, 1999. Interest on Federal funds sold for the quarter ended March 31, 2000 decreased $69,838, or 51.43% as compared to the same quarter ended March 31, 1999. For the six-month period ended March 31, 2000, interest on Federal funds sold decreased $236,231, or 77.32% as compared to the same period ended March 31, 1999. This decrease is primarily due to the first three months of the period in which Federal funds were purcha sed nightly for an extended period. These purchases decreased the interest income that was earned during the last three months of the period, in which Federal funds were sold on a regular basis. In a trend continued from the prior fiscal year, the Bank has seen tremendous growth in its deposit balances. The Bank is offering new deposit products, such as free checking, which has been accepted favorably in the marketplace. Consequently, the Bank has been able to invest money into short-term earning vehicles, such as overnight Federal funds.

INTEREST EXPENSE

Interest on deposits increased $326,318 for the quarter ended March 31, 2000 and $269,048 (7.04%) for the six-month period ended March 31, 2000 as compared to the same period in 1999. Average deposit balances increased approximately $30 million in the six-month period from September 30, 1999 to March 31, 2000. The market place in which the Bank operates is extremely conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit demand. Interest on borrowings decreased $188 or .16% for the quarter and increased $54,396, or 22.03% for the six-month period ending March 31, 2000. During the first three months of the year, the Bank was borrowing Federal funds daily. This explains the increase in interest expense over the year. The Bank has been able to sell Federal funds for the last three months of the period, resulting in a decrease in interest expense for the three months ended March 31, 2000 over the same period in 1999. The increased flow of mon ey into the Bank from deposits has made it possible to pay off several Federal Home Loan Bank advances and other borrowings.

NET INTEREST INCOME

Net interest income increased $549,954, or 28.42% for the quarter and $1,080,770, or 28.29% for the six-month period ended March 31, 2000 as compared to the same periods last year. While increases in loan balances offset by interest earning deposits have contributed to the substantial increase, the increase in non-interest bearing deposits held by the Bank has been the deciding factor in the increase. Management believes this growth will continue throughout fiscal 2000.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six-month period ended March 31, 2000 totaled $90,000, increasing over the same period in 1999. The loan loss provision increased $60,000 for the quarter and increased $89,944 for the six months ended March 31, 2000 as compared to the same periods ended March 31, 1999. With the growth in loan volume and the increase in charge-offs over the same period in 1999, Management found it necessary to increase the loan loss provision. Net Interest Income after the Provision for Loan Losses for the quarter ended March 31, 2000 increased $489,954, or 25.32% from the same period last year and $990,825, or 25.93% for the six-month period ended March 31, 2000 over March 31, 1999.

OTHER INCOME

Other income for the quarter increased $97,393 or 18.25% from the same quarter the previous year and $88,746 or 7.60% for the six-month period ended March 31, 2000 as compared to the same period in the previous year. The main factor for this increase was deposit service charges. As the volume of deposits increased, the fee income, such as service charges and insufficient funds fees, increased as well. Therefore, deposit service charges increased $151,322, or 48.61% for the quarter and $232,561, or 34.66 % for the six-month period ended March 31, 2000 compared to the same periods in the previous year.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 2000 increased $302,104, or 17.54%, over the quarter ended March 31, 1999. Other expenses for the six-month period ended March 31, 2000 increased $702,485, or 21.07%, over the six-month period ended March 31, 1999. Salaries and employee benefits increased $124,756, or 14.92% in the three-month period ending March 31, 2000 over the same period ended March 31, 1999, and $278,615, or 17.01% for the six-month period ended March 31, 2000 over the same period las t year. The Bank has added several new employees to help with the growth the Bank is experiencing. Management does not foresee any extraordinary hiring concerns for the remainder of the year. Premises and occupancy costs increased $169,282 or 53.32% for the quarter ended March 31, 2000 over the quarter ended March 31, 1999. Premises and occupancy expenses increased $347,669 or 58.77% over the six-month period ended March 31, 2000 as compared to the same period last year last year. This increase results fro m additional computer, phone, and other office equipment purchased. Other operating expenses increased $27,891, or 5.40%, for the quarter and $96,906, or 9.68% for the six-month period ended March 31, 2000 as compared to last year. This increase results primarily from additional expenses related to the implementation of Internet banking services and the establishment of additional communication lines.

The Bank increased its provision for income taxes by $150,766, or 57.57% for the quarter and increased $200,815, or 32.80% for the six month-period ended March 31, 2000 as compared to the same periods in 1999. The effective tax rate remained consistent at a rate of 40%.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents increased $10,582,317 or 146.92%, over the six-month period ended March 31, 2000. With the increase in transaction deposit accounts, the Bank has maintained higher cash and cash equivalents balances. Interest bearing deposits in other banks decreased $130,511 for the six months ended March 31, 2000 and Federal funds sold increased $10,340,000 over the same period. Investment balances decreased $159,637, or 1.11%, for the six months ended March 31, 2000. The Bank is quickly turn ing new deposit balances into new loan disbursements. Premises and equipment increased $506,159, or 10.33% resulting from the purchase of new computer equipment. Other assets decreased $53,195 over the six-month period ended March 31, 2000. This decrease is primarily due to a $60,000 decrease in the cash letter adjustments account.

Loans receivable increased 22,776,544, or 13.15% as of the six months ended March 31, 2000 over September 30, 1999. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the Bank has been successful in drawing strong, safe loans to the Bank. Although loans receivable have increased over the period ended March 31, 2000, the provision for loan losses has decreased approximately $26,000. This decrease is due a greater amount of loans being charged-off duri ng the period than were allowed for. Net charge-offs were $116,805 and the transfer to provision for loan losses was $90,000. The Bank's loan portfolio at March 31, 2000 and September 30, 1999 is summarized as follows:

LOANS RECEIVABLE

	3/31/00	9/30/99
Real estate mortgage loans	$117,659,638	108,769,658
Real estate construction loans	43,300,296	33,644,439
Consumer loans	16,113,718	14,801,585
Commercial and other loans	20,354,748	17,480,590
	197,428,398	174,696,272

Less:
Deferred loan fees	190,440	202,866
Unearned interest income	56,064	61,250
Allowance for loan losses	1,208,760	1,235,566
	$195,973,135	173,196,591

ALLOWANCE FOR LOAN LOSSES

Management conducts an extensive review of the provision for loan losses on a monthly basis. Additions to the allowance for loan losses are charged to operations based upon management's evaluation of the potential losses in its portfolio. This evaluation considers the estimated value of the underlying collateral and such other factors as, in management's judgement, deserve recognition under existing economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for loan losses on loan and real estate owned. Such agencies may require the bank to recognize additions to the allowances based on their judgements of information available to them at the time of their examination.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank's impaired loans include non-accrual loans, troubled debt restructurings, and large loans more than 90 days delinquent in which full payment of principal and interest is not expected. Cash receipts on impaired loans are used to reduce principal balances. Impairment losses are included in the allowance for loan losses through a cha rge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or at either the loan's observable market price or the fair value of the collateral. Adjustment to impairment losses due to changes in the fair market value of an impaired loan's underlying collateral are included in the provision for losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a charge -off to the allowance for loan losses.

Large groups of smaller homogenous loans (consumer loans) are collectively evaluated for impairment. Commercial loans and larger balance real estate and other loans are individually evaluated for impairment.

The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	03/31/00	09/30/99

Non-accruing Loans
Mortgage	$1,840,020	$1,987,393
Consumer	66,822	21,672
Total non-accruing loans	1,906,842	2,009,065

Past Due Loans
Real estate
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-

Total non-accruing
and past due loans	$1,906,842	$2,009,065

Percentage of total loans	0.97%	1.16%

Real estate acquired
through foreclosure	$114,328	$225,000

Total non-accruing, past due
loans, and non-performing assets.	$2,021,170	$2,234,065

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	03/31/00	09/30/99

Beginning balance	$1,235,566	$968,632
Loans charged-off:
Real estate construction	107,090	-
Real estate mortgage	26,023	56,589
Consumer and other	16,589	242,560
Total charge offs	149,702	299,149

Recoveries:
Real estate construction	-	-
Real estate mortgage	8,160	860
Consumer and other	24,737	56,156
Total recoveries	32,897	57,016
Net charge-offs	116,806	242,133

Provision charged to operations	90,000	509,067

Balance at end of period	$1,208,760	$1,235,566

Ratio of net charge-offs to
average loans outstanding	0.06%	15.00%

LIABILITIES

Deposits have increased $34,649,657 or 20.01%, for the six-month period ended March 31, 2000. The Bank has been working hard to increase its market share of deposits in Glynn County. This increase reflects that First Georgia has been fairly successful in soliciting new deposit business. With the increase of deposit balances, the Bank has paid off several of its Federal Home Loan Bank advances, as evidenced by the decrease of $2,000,000, or 2 3.26%. Much of this money was replaced with the inflow of non-interest bearing deposits. Other borrowings increased $2,000,000 from September 30, 1999. In an effort to raise capital, an agreement was entered into with the Banker's Bank and First Georgia Holding Co., Inc. for a line of credit of $3,000,000 of which $2,000,000 was drawn from the Holding Company and infused into the Bank in order to bring the Bank to the regulatory well-capitalized status by March 31, 2000.

Accrued expenses and other liabilities decreased $1,971,135, or 42.13% during the six-month period ended March 31, 2000. The decrease is primarily attributable to a $2,860,000 decrease in the Federal funds purchased account offset by an increase in accrued expenses resulting from the growth of the Bank. The Bank has recently been selling federal funds due to an increase in deposits. Accrued interest payable increased $116,139, or 22.43% for the six-month period ended March 31, 2000. This is due to an in crease of approximately $30 million in average interest earning deposits over the six-month period.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

First Georgia Holding, Inc., held its annual meeting January 18, 2000. The following votes were taken:

Proposal 1: Election of B.W. Bowie, Terry Driggers, and Roy K. Hodnett as directors.

B.W. Bowie

FOR	6,942,566
WITHHOLD AUTHORITY	330
WITHHOLD AUTHORITY FOR
PARTICULAR DIRECTOR	0
6,942,896

Terry K. Driggers

FOR	6,942,566
WITHHOLD AUTHORITY	330
WITHHOLD AUTHORITY FOR
PARTICULAR DIRECTOR	0
6,942,896

Roy K. Hodnett

FOR	6,942,566
WITHHOLD AUTHORITY	330
WITHHOLD AUTHORITY FOR
PARTICULAR DIRECTOR	0
6,942,896

The directors terms who continued after the meeting are as follows:

Henry S. Bishop, M. Frank Deloach, III, E. Raymond Mock, James D. Moore,

D. Lamont Shell

ITEM 5. OTHER INFORMATION

In the first quarter of fiscal 2000, the Bank had began construction on a new branch located adjacent to the Colonial Place Mall. Construction was completed and operations began in the new branch in April of 2000. This branch will service our customers living in that market area as well as attracting merchant business in the major shopping hub of Glynn County. As a result of the new location, the Wal-Mart office was closed during the month of April. All current customers were transferred to the mall bra nch.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

      Exhibits.

The following exhibit is filed with this report.

Exhibit No. Description

27.1 Financial Data Schedule (for SEC use only)

B. Reports on Form 8-K

The Bank filed no reports on Form 8-K for the quarter ended

March 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: ______________________ BY: __________________

G. Fred Coolidge III

Secretary and Treasurer