Form 10QSB
period 2000-06-30
FIRST GEORGIA HOLDING INC
filed 2000-08-07
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.
Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of June 30, 2000.

7,198,371

PART I

FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as a part of this report are as follows:

FIRST GEORGIA HOLDING, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	6/30/00	9/30/99
Assets:
Cash and cash equivalents:
Cash and due from banks	$8,763,932	$6,741,939
Federal funds sold	7,350,700	-
Interest bearing deposits in other banks	247,854	460,627
Cash and cash equivalents	16,362,486	7,202,566

Investment securities to be held to maturity,
fair value approximately $15,375,000 at
June 30, 2000 and $13,966,000 at
September 30, 1999	16,103,960	14,442,058
Loans receivable, net	196,486,845	173,196,591
Real estate owned	314,328	225,000
Federal Home Loan Bank stock, at cost	892,300	837,500
Premises and equipment, net	5,483,755	4,900,601
Accrued interest receivable	1,396,198	1,205,599
Intangible assets, net	621,560	693,281
Other assets	1,402,493	1,592,385

	$239,063,925	$204,295,581

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$213,839,032	$173,174,361
Federal Home Loan Bank advances	2,500,000	8,600,000
Other borrowings	2,000,000	2,860,000
Accrued interest payable	647,748	517,739
Accrued expenses and other liabilities	1,118,986	1,818,970
	220,105,766	186,971,070

Stockholder's Equity
Common stock, $1.00 par value; 10,000,000 shares
authorized; 7,198,371 and 7,198,371 shares issued
and outstanding at June 30, 2000 and
September 30, 1999, respectively	7,198,371	7,198,371
Additional paid-in capital	715,740	715,740
Retained earnings	11,044,048	9,410,400

	18,958,159	17,324,511

	$239,063,925	$204,295,581

See accompanying noted to consolidated financial statements.
FIRST GEORGIA HOLDING, INC.
CONSOLIDATED INCOME STATEMENTS
(unaudited)

	Three Months Ended		Nine Months Ended
	06/30/00	06/30/99	06/30/00	06/30/99

Interest Income:
Loans	$4,785,586	3,755,039	$13,552,456	10,866,163
Interest on Federal funds sold	187,859	66,702	257,147	372,221
Interest on investments	285,955	247,960	741,355	719,942
Other	1,905	2,563	4,296	3,674
Total interest income	5,261,305	4,072,264	14,555,254	11,962,000

Interest Expense:
Deposits	2,402,190	1,809,077	6,493,047	5,630,887
Advances and other borrowings	68,492	120,680	369,826	367,618
Total interest expense	2,470,682	1,929,757	6,862,873	5,998,505

Net interest income	2,790,623	2,142,507	7,692,381	5,963,495
Provision for loan losses	175,000	509,011	265,000	509,067
Net interest income after
provision for loan losses	2,615,623	1,633,496	7,427,381	5,454,428

Other Income:
Loan servicing fees	146,441	150,806	398,928	538,039
Deposit service charges	496,462	353,191	1,400,015	1,024,184
(Loss) gain on sale of real estate owned, net	-	(115,000)	16,316	(97,881)
Gain on sale of branch	-	767,011	-	767,011
Other operating income	66,951	13,123	151,146	105,484
Total other income	709,854	1,169,131	1,966,405	2,336,837

Other Expenses:
Salaries and employee benefits	1,007,109	832,034	2,923,894	2,470,204
Premises and occupancy costs	515,240	360,586	1,454,502	952,180
Amortization of intangibles	23,907	21,555	71,721	77,415
Federal insurance premiums	9,384	-	43,674	-
Other operating expenses	598,317	654,701	1,696,739	1,703,164
Total other expenses	2,153,957	1,868,876	6,190,530	5,202,963
Income before income taxes	1,171,520	933,751	3,203,256	2,588,302

Income Taxes	468,609	354,194	1,281,673	966,443

Net Income	$702,911	$579,557	$1,921,583	$1,621,859

Income per share of common stock
Basic	$0.10	$0.08	$0.27	$0.23
Diluted	$0.09	$0.07	$0.25	$0.21

See accompanying notes to consolidated financial statements
FIRST GEORGIA HOLDING, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	NINE MONTHS ENDED
	JUNE 30,
	2000	1999
OPERATING ACTIVITIES:	$1,921,583	1,621,859
Net Income
Adjustments to reconcile net income
to cash provided by operations:
Provision for loan losses	265,000	509,067
Depreciation and amortization	777,326	530,292
Amortization of intangibles	71,721	77,415
Amortization of deferred loan fees	(8,431)	(31,131)
Gain on sale of real estate owned	(16,316)	97,881
Increase in FHLB stock	(54,800)	-
Increase in accrued interest receivable	(190,599)	(33,541)
Decrease in other assets	189,892	60,326
Increase in accrued interest payable	130,009	5,189
Decrease in accrued expenses and liabilities	(699,984)	(611,724)

Net Cash Provided By Operating Activities	2,385,401	2,225,633

INVESTING ACTIVITIES:
FHLB stock redemption	-	322,800
Principal payments received on mortgage-backed securities	1,098,682	3,265,786
Maturities of investment securities	325,000	-
Purchase of investment securities	(3,121,559)	(6,673,361)
Loan originations, net of principal repayments	(24,122,022)	(16,220,865)
Purchase of premises and equipment	(1,324,505)	(786,214)
Proceeds from the sale of real estate owned	502,187	146,203

Net Cash Used By Investing Activities	(26,642,217)	(19,945,651)

FINANCING ACTIVITIES:
Net increase in deposits	40,664,671	1,025,781
Proceeds from other borrowings, net	2,000,000	-
Repayments of other borrowings	(2,860,000)	-
Proceeds from FHLB advances	-	3,200,000
Repayments of FHLB advances	(6,100,000)	(4,200,000)
Net liabilities of branch assumed by purchaser, net of gain	-	8,824,397
Cash dividends paid ($0.06 and $0.08 per share, respectively)	(287,935)	(287,938)
Cash paid for fractional shares	-	(883)

Net Cash Provided By Financing Activities	33,416,736	8,561,357

Net increase (decrease) in cash and cash equivalents	9,159,920	(9,158,661)
Cash and cash equivalents at beginning of period	7,202,566	17,710,166

Cash and cash equivalents at end of period	$16,362,486	8,551,505

Supplemental disclosure of cash paid during the period for:
Interest	$6,732,864	6,048,158
Income Taxes, net of refund of $180,000 in 1999	1,075,000	813,000
	7,807,864	6,861,158
Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$866,329	91,807
Sale of real estate owned financed by bank	759,112	47,717
	$1,625,441	139,524
See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 2000 and September 30, 1999. Also included are the results of its operations and changes in financial position for the three and nine months ended June 30, 2000 and 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

  EARNINGS PER SHARE

Earnings per share were calculated using the weighted-average number of shares outstanding for the period. The diluted earnings per share takes into consideration the assumed increase in shares from the conversion of stock options as well.

	Three Month Period Ended		Nine Month Period Ended
	June 30,		June 30, 2000
	2000	1999	2000	1999
Weighted average number of common
shares outstanding - Basic	7,198,371	7,198,418	7,198,371	7,198,445

Incremental shares from the assumed
conversion of stock options	471,745	547,857	493,157	540,943

Total - Diluted	7,670,116	7,746,275	7,691,528	7,739,388

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

(3) ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:

	Nine months	Year Ended
	ended June 30,	September 30,
	2000	1999

Beginning balance	$1,235,566	$968,632
Provision charged to operations	265,000	509,067
Charge-offs	(291,228)	(299,149)
Recoveries	47,377	57,016
Balance, end of year	$1,256,715	$1,235,566

FIRST GEORGIA HOLDING, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY

First Georgia Bank (the Bank) has traditionally maintained levels of liquidity above the levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 7.67% and 5.88% at June 30, 2000 and September 30, 1999, respectively.

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

CAPITAL RESOURCES

The following is reconciliation at June 30, 2000 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
Stockholder's Equity	$ 20,927,000

Less:
Intangible assets	621,000
Tangible Capital	20,306,000

Plus:
Qualifying intangible assets	621,000
Core Capital	20,927,000

Plus:
Supplemental Capital	1,256,000

Less:
Deducted Capital	363,000
Risk-based Capital	$ 21,820,000

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At June 30, 2000, the bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at June 30, 2000 are summarized as follows:

			Required Minimum
	Bank Capital		Amount		Excess (Deficiency)
	%	$	%	$	%	$
Tangible Capital:	8.52%	20,306,000	1.50%	3,576,645	7.02%	16,729,355

Core Capital:	8.75%	20,927,000	4.00%	9,562,560	4.75%	11,364,440

Risk-Based Capital:	10.67%	21,820,000	8.00%	16,367,520	2.67%	5,452,480

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

At June 30, 2000, the Bank's Tier 1 risk-based capital ratio was 10.23%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

The Bank's capital position changed during the quarter ended June 30, 2000 to well capitalized. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans increased $1,030,547, or 27.4%, for the three-month period ended June 30, 2000 and $2,686,293, or 24.7% for the nine-month period ended June 30, 2000 as compared to the same period in 1999. The Company has been aggressive in attracting new loan business. However, the Bank continues to be selective in the loans that it makes, as evidenced by its low real estate owned balances. Base interest rates increased during the quarter, which increased interest income. Despite increased interest rates, management expects loan demand to maintain healthy levels. Interest on investments increased $37,995, or 15.3% for the quarter and $21,413 or 2.9% for the nine-month period ended June 30, 2000 as compared to the same periods ended June 30, 1999. As the Bank's loan balance grew, Management increased its investment holdings. Average investment balances increased approximately $282,000 from June 30, 2000 as compared to June 30, 1999. Interest on federal funds sold for the quarter ended June 30, 2000 increased $121,157, or 181.6% as compared to the same quarter ended June 30, 1999. For the nine-month period ended June 30, 2000, interest on federal funds sold decreased $115,074 or 30.9% as compared to the same period ended June 30, 1999. This decrease is primarily due to the first three months of the period in which federal funds were purchased nightly for an extended period. During the last six months of the period, more interest income was earned because federal funds were sold on a regular basis. In a trend continued from the prior fiscal year, the Bank has seen significant growth in its deposit balances. The Bank is offering new deposit products, such as free checking, which has been accepted favorably in the marketplace. Consequently, the Bank has been able to invest money into short-term earning vehicles, such as overnight federal funds.

INTEREST EXPENSE

Interest on deposits increased $593,113, or 32.7% for the quarter ended June 30, 2000 and $862,160, or 15.3% for the nine-month period ended June 30, 2000 as compared to the same period in 1999. Average deposit balances increased approximately $39 million in the nine-month period from September 30, 1999 to June 30, 2000. The market place in which the Bank operates is extremely conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit demand. Interest on advances and other borrowings decreased $52,188 or 43.2 % for the quarter and increased $2,208 or 0.6% for the nine-month period ending June 30, 2000. During the first three months of the year, the Bank was borrowing federal funds daily resulting in an increase in interest expense. The Bank has been able to sell federal funds for the last six months of the period, resulting in a decrease in interest expense for the three months ended June 30, 2000 over the same period in 1999. The increase in deposits has made it possible to pay-off several Federal Home Loan Bank advances and other borrowings.

NET INTEREST INCOME

Net interest income increased $648,116, or 30.3% for the quarter and $1,728,886, or 28.9% for the nine-month period ended June 30, 2000 as compared to the same periods last year. While increases in loan balances offset by interest earning deposits have contributed substantially to the increase, the increase in non-interest bearing deposits held by the Bank has been the main factor contributing to the increase. Management believes this growth will continue throughout fiscal year 2000.

PROVISION FOR LOAN LOSSES

The loan loss provision decreased $334,011 or 65.6% for the quarter and decreased $244,067 or 47.9% for the nine months ended June 30, 2000 as compared to the same periods ended June 30, 1999. The decrease is primarily attributed to a large increase to the provision for loan losses during the quarter ended June 30, 1999. The Bank experienced $297,371 net charge-offs for the quarter and significant loan growth which required an increase to the provision for loan losses during the three-month period ended June 30, 1999. With the growth in loan volume, Management found it necessary to increase the loan loss provision during the period ended June 30, 2000. Net Interest Income after the Provision for Loan Losses for the quarter ended June 30, 2000 increased $982,127, or 60.1% from the same period last year and $1,972,953, or 36.2% for the nine-month period ended June 30, 2000 over June 30, 1999.

OTHER INCOME

Other income for the quarter decreased $459,277 or 39.3% from the same quarter the previous year and $370,432 or 15.9% for the nine-month period ended June 30, 2000 as compared to the same period in the previous year. The decrease is attributable to the $767,011 gain on the sale of the Blackshear branch during the quarter ended June 30, 1999. Excluding this gain, other income increased $332,780 for quarter ended June 30, 2000 over the same period last year and increased $421,625 for the nine-month period. The main factor for this increase is an increase in deposit service charges. As the volume of deposits increased, fee income, such as service charges and insufficient funds fees, increased as well. Deposit service charges increased $143,271, or 40.6% for the quarter and $375,831, or 36.7% for the nine-month period ended June 30, 2000 compared to the same periods in the previous year.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 2000 increased $310,116, or 16.8%, over the quarter ended June 30, 1999. Other expenses for the nine-month period ended June 30, 2000 increased $1,012,602, or 19.6%, over the nine-month period ended June 30, 1999. Salaries and employee benefits increased $175,075, or 21.0% in the three-month period ending June 30, 2000 over the same period ended June 30, 1999, and $453,690, or 18.4% for the nine-month period ended June 30, 2000 over the same period last year. The Bank has added several new employees to help with the growth the Bank is experiencing. Management does not foresee any extraordinary hiring concerns for the remainder of the year. Premises and occupancy costs increased $154,654 or 42.9% for the quarter ended June 30, 2000 over the quarter ended June 30, 1999. Premises and occupancy expenses increased $502,322 or 52.8% over the nine-month period ended June 30, 2000 as compared to the same period last year. This increase results from additional computer, phone, and other office equipment purchased. Other operating expenses decreased $31,349, or 4.9%, for the quarter and increased $18,610, or 1.1% for the nine-month period ended June 30, 2000 as compared to last year. The decrease for the three-month period is related to additional expenses that were incurred during the same period last year related to the sale and disposal of the Blackshear branch. This increase over the nine month period as compared to the same period last year results primarily from additional expenses related to the implementation of Internet banking services and the establishment of additional communication lines.

The Bank increased its provision for income taxes by $114,415, or 32.3% for the quarter and $669,424, or 109.3% for the nine-month period ended June 30, 2000 as compared to the same periods in 1999. The effective tax rate remained consistent at a rate of 40%.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents increased $9,159,920 or 127.2%, over the nine-month period ended June 30, 2000. With the increase in transaction deposit accounts, the Bank has maintained higher cash and cash equivalents balances. Interest bearing deposits in other banks decreased $212,773 for the nine months ended June 30, 2000 and Federal funds sold increased $7,350,000 over the same period. Investment balances increased $1,661,902, or 11.5%, for the nine months ended June 30, 2000. The Bank is quickly investing new deposit balances. Premises and equipment increased $583,154, or 11.90% resulting from the opening of a new branch and the purchase of new computer equipment. Other assets decreased $189,892 over the nine-month period ended June 30, 2000. This decrease primarily results from an $80,000 decrease in the cash letter adjustments account.

Loans receivable increased $23,290,254, or 13.5% as of the nine months ended June 30, 2000 over September 30, 1999. The Bank has been aggressive, yet selective, in attracting new loan business. The Bank's loan portfolio at June 30, 2000 and September 30, 1999 is summarized as follows:

LOANS RECEIVABLE
	6/30/00	9/30/99
Real estate mortgage loans	$116,751,443	$108,769,659
Real estate constuction loans	43,825,222	33,644,439
Consumer loans	19,207,640	14,801,585
Commercial and other loans	18,221,085	17,480,590
	198,005,390	174,696,273

Less:
Deferred loan fees	194,435	202,866
Unearned interest income	67,395	61,250
Allowance for loan losses	1,256,715	1,235,566
	$1,518,545	$1,499,682

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

The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended
	6/30/00	6/30/99

Beginning balance	$1,235,566	$968,632
Loans charged-off:
Real estate construction	107,090	-
Real estate mortgage	85,646	47,049
Consumer and other	98,492	412,277
Total charge offs	291,228	459,326

Recoveries:
Real estate construction	-	-
Real estate mortgage	8,568	171,707
Consumer and other	38,809	40,447
Total recoveries	47,377	212,154

Net charge-offs	243,851	247,172

Provision charged to operations	265,000	509,055

Balance at end of period	$1,256,715	$1,230,515

Ratio of net charge-offs to
average loans outstanding	0.24%	0.15%

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	6/30/00	9/30/99
Non-accruing Loans
Mortgage	$1,840,020	$1,987,393
Consumer	66,822	21,672
Total non-accruing loans	1,906,842	2,009,065

Past Due Loans
Real estate
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-

Total non-accruing
and past due loans	$1,906,842	$2,009,065

Percentage of total loans	0.97%	1.16%

Real estate acquired
through foreclosure	$314,328	$225,000

Total non-accruing, past due
loans, and non performing assets.	$2,221,170	$2,234,065

LIABILITIES

Deposits have increased $40,664,671 or 23.4%, for the nine-month period ended June 30, 2000. The Bank has been working hard to increase its market share of deposits in Glynn County. This increase reflects that First Georgia has been successful in soliciting new deposit business. With the increase of deposit balances, the Bank has paid-off several of its Federal Home Loan Bank advances, as evidenced by the decrease of $6,100,000, or 70.9%. Much of this money was replaced with the inflow of non-interest bearing deposits. Other borrowings decreased $860,000 from September 30, 1999. The decrease is attributable to a $2,860,000 decrease in the federal funds purchased account. Also, in an effort to raise capital, an agreement was entered into with the Independent Banker's Bank and First Georgia Holding Co., Inc. for a line of credit of $3,000,000 of which $2,000,000 was drawn from the Holding Company and infused into the Bank in order to bring the Bank to the regulatory well-capitalized status.

Accrued expenses and other liabilities decreased $699,984, or 38.5% during the nine-month period ended June 30, 2000. The decrease is primarily attributable professional fees associated with the year-end auditing and tax services, an increase in accrued salaries expenses related to bonuses, and an increase in year 2000 expenses that were accrued for in the prior year that are not necessary in the current year. Accrued interest payable increased $130,009 or 25.1% for the nine-month period ended June 30, 2000. This is due to an increase of approximately $39 million in average interest earning deposits over the nine-month period.

ITEM 5. EXHIBITS AND REPORTS ON FORM 8K

                                      A. Exhibits.

The following exhibit is filed with this report.

           Exhibit No.                                   Description

               27.1                                            Financial Data Schedule (for SEC use only)

                                       B. Reports on Form 8-K

                                       The Bank filed no reports on Form 8-K for the quarter ended June 30, 2000.

SIGNATURES

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