Form 10KSB
period 2000-09-30
FIRST GEORGIA HOLDING INC
filed 2000-12-29
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One) [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 2000
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period _____________ to _____________
Commission file number: 0-16657
FIRST GEORGIA HOLDING, INC. (Name of Small Business Issuer)
Georgia	58-17811773
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1703 Gloucester Street, Brunswick, GA 31521 (Address of principal executive offices)

Registrants telephone number, including area code: (912) 267-7283

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00

Check whether the issuer (1) has filed all reports required to be filed by section 12 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

State issuers revenues for its most recent fiscal year $19,043,200

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2000:

7,713,723 Shares of Common Stock, $1.00 par value -- $30,854,892 based upon approximate market value of $4.00 per share at December 1, 2000.

State the number of shares outstanding of each of the issuers classes of common stock, as of December 1, 2000:

Common Stock, $1.00 par value - 7,713,723 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Companys Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held January 18, 2000 are incorporated by reference into Part I and Part III.

Portions of the Companys Annual Report (the "Annual Report") to Shareholders for the year ended September 30, 1999 are incorporated by reference into Part I, Part II and Part III.

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

Other than its ownership of the Bank, the Company has not engaged in any material operations to date and management of the Company has no immediate plans to engage in any non-banking activities.

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

Summary of Financial Results

First Georgia Holding, Inc. reported net income of $1,431,655 in 2000, a decrease of $788,399 over 1999. Net interest income after provision for loan losses increased a total of $23,012. Other income decreased by a total of $187,551, and other expenses increased $1,136,898 over 1999.

Return on Average Assets and Equity

Return on average assets for the year ended September 30, 2000 was .61% as compared to 1.11 % for the year ended September 30, 1999. Return on average equity for the year ended September 30, 2000 was 7.79% compared to 13.59% for the year ended September 30, 1999. These decreases were due primarily to a decrease in the net yield and an increase in the provision for loan losses.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.

	Years Ended September 30,
	2000	1999

Return on Average Assets	0.61%	1.11%
Return on Average Equity	7.79%	13.59%
Average Equity to Average Assets	7.88%	8.15%
Dividend Payout Ratio	41.66%	25.94%

SELECTED STATISTICAL INFORMATION AVERAGE BALANCE SHEETS

	September 30,
	2000	1999

Cash and due from banks	$ 7,489,826	$ 1,659,244
Federal funds sold	7,063,256	8,022,335
Interest-bearing deposits in other banks	128,385	133,297
Investment securities held to maturity	15,475,183	15,784,630
Loans receivable, net	193,018,305	162,037,526
Real estate owned	214,331	480,993
Federal Home Loan Bank stock	898.600	1,019,324
Premises and equipment, net	5,372,002	4,774,696
Intangible assets, net	633,514	818,685
Accrued interest receivable	1,399,704	1,118,902
Other assets	1,557,480	4,468,330
	$233,250,586	$200,317,962

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Deposits	$204,835,129	$169,000,004
Federal Home Loan Bank advances	5,550,000	8,026,567
Other borrowed money	1,960,000	226,110
Accrued expenses and other liabilities	2,512,144	6,730,721
	214,857,273	183,983,402
Stockholders equity	18,373,311	16,334,560
Total liabilities and stockholders equity	$233,230,584	$200,317,962

	Years Ended September 30,
	1999	1998
Interest earned on:

Loans	$18,489,668	$14,796,821
Investment securities	1,045,580	966,451
Other	396,951	384,496
Total interest income	19,932,199	16,147,768

Interest paid on:
Deposits	9,036,423	7,397,718
Federal Home Loan Bank advances
and other borrowings	498,612	506,831
Total Interest expense	9,535,035	7,904,549

NET INTEREST EARNED	$10,397,164	$8,243,219

Average percentage earned on:
Loans	9.58%	9.13%
Taxable investment securities	6.76%	6.55%
Other	5.52%	4.71%
Total interest earning assets	9.24%	8.73%

Average percentage paid on:
Deposits	5.73%	4.38%
Federal Home Loan Bank advances
and other borrowings	6.64%	6.14%
Total interest bearing liabilities	4.49%	4.46%

NET YIELD ON INTEREST EARNING ASSETS	4.75%	4.18%

"Managements Discussion and Analysis of Financial Condition and Results of Operations - Yields Earned and Rates Paid" in the Companys Annual Report is incorporated by reference herein.

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

Loan Portfolio Analysis

The Bank's net loan portfolio totaled approximately $193,644,000 at September 30, 2000, representing approximately 81% of its total assets. On that date, approximately 65% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

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

LOAN ANALYSIS
	September 30,
	2000		1999
Loans by Type of Security:	(In Thousands)

Real Estate Loans:
Residential:
One-four family:
Conventional	$$117,612	60.74%	$92,969	58.18%
FHA-VA	-	0.00%	245	0.29%
Multi-family conventional	402	0.21%	3,003	1.73%
Total residential	118,014	60.94%	96,466	55.70%
Commercial property	37,736	19.49%	26,402	15.24%
Land development and other	14,758	7.62%	19,546	11.29%
Total real estate loans	170,508	88.05%	142,414	82.23%
Non-real estate loans	25,776	13.31%	32,282	18.64%
Unearned interest income	(63)	-0.03%	(61)	-0.04%
Allowances for loan losses	(2,365)	-1.22%	(1,236)	-0.71%
Deferred loan (fees) cost	(212)	-0.11%	(203)	-0.12%
Total	$193,644	100.00%	173,196	100.00%

LOAN ANALYSIS (Continued)
	September 30,
	2000		1999
Loans by Type of Loan:	(In Thousands)

Real Estate Loans:
Loans on existing property:
Fixed rate	$ 32,182	19.08%	$ 33,049	19.08%
One year ARM and variable rate(1)	94,794	47.36%	75,057	43.34%
Three year ARM	1,063	0.38%	664	0.38%
Construction loans	35,871	15.41%	33,644	19.43%
Total real estate loans	163,910	82.23%	142,414	82.23%

Consumer loans	17,089	8.55%	14,801	8.55%
Commercial and other loans	15,285	10.09%	17,481	10.09%
Unearned interest income	(63)	-0.04%	(61)	-0.04%
Allowance for loan losses	(2,365)	-0.71%	(1,236)	-0.71%
Deferred loan (fees) cost	(212)	-0.12%	(203)	-0.12%
Total	$ 193,644	100.00%	$ 173,196	100.00%

(1) An ARM is an adjustable rate mortgage

LOAN MATURITY SCHEDULE

The following table sets forth certain information at September 30, 2000 regarding the dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts, are reported as due in one year or less. This table does not consider the repricing of loans to be maturities. Interest rate sensitivity is incorprated herein by reference from the Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management in the Annual Report to Shareholders for 2000.

	Real Estate Mortgage	Real Estate Construction		Commercial and other
Maturities			Consumer		Total
	(In Thousands)
Within 1 year	$ 40,744	$ 30,121	$ 4,812	$ 5,956	$ 81,633
After 1 year through 5 years	26,613	4,878	7,221	6,256	44,968
After 5 years through 10 years	13,107	-	230	1,146	14,483
After 10 years	55,045	-	127	28	55,200
Total	$ 135,509	$ 34,999	$12,390	$ 13,386	$ 196,284
	Less:	Unearned interest income			(63)
		Allowance for Loan losses			(2,365)
		Deferred Loan Fees			(212)
					$193,644

The next table sets forth the dollar amount of all loans due more than one year after September 30, 2000 which have predetermined interest rates and which have floating or adjustable interest rates.
	Real Estate Mortgage	Real Estate Construction		Commercial and other
			Consumer		Total
(In Thousands)
Predetermined Rates	$ 21,553	$ -	$ 6,581	$ 3,826	$ 31,960
Floating or adjustable rates	73,212	4,878	997	3,604	82,691
	$ 94,765	$ 4,878	$ 7,578	$ 7,430	$ 114,651

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

Commercial Real Estate Loans

Current regulations permit federal institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 2000, the Bank had 193% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust every one to three years. The rate is generally determined by reference to money center banks' prime rates. The Bank's commercial real estate loans have various terms, with the payments based on a 15 to 25 year amortization schedule, and have balloon maturities of 5 to 7 years. The Bank generally requires that such loans have a minimum debt service coverage of 1.15 and a loan-to-value ratio of not more than 90%.

Commercial real estate lending entails significant additional risks compared to residential lending. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. The payment experience of such loans typically depends upon the successful operation of the real estate project. These risks can be significantly affected by supply and demand conditions in the market for office and retail space and for apartments, and as such may be subject, to a greater extent than residential real estate loans, to adverse conditions in the economy. In dealing with these risk factors, the Bank generally limits itself to a real estate market or to borrowers with which it is familiar and participates portions of its commercial real estate loans when necessary. The Bank concentrates on originating commercial real estate loans secured by properties generally located within its primary market area, although the Bank will continue, on a limited basis, to originate commercial real estate loans secured by properties located in other parts of Georgia and in other states.

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

The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sales and leasing information based upon evaluation of similar projects, the use of independent engineers to examine plans and monitor construction and the borrower's cash flow projections upon completion. The Bank may require a performance bond in the amount of the construction contract based on management's evaluation of the project and the financial strength of the contractor and also requires personal guaranties of payment by the principals of any borrowing entity. At September 30, 2000, approximately $35,871,000 of the Bank's loan portfolio consisted of construction loans.

Consumer Loans

Current regulations permit federal savings institutions to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans (such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $17,089,000 at September 30, 2000.

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

The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The Bank's commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors generally on an annual basis. At September 30, 2000, the Bank had approximately $13,386,000 outstanding in commercial loans. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, and changes in interest rates.

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

Loan Originations, Sales and Purchases

It is a policy of the Bank not to originate for its own portfolio any fixed rate residential mortgage loans that exceed 15 years. The Bank instead originates long term fixed rate mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally continues to collect payments on the loans and otherwise to service the loans sold. The Bank retains a portion of the interest paid by the borrower on these loans as consideration for its servicing loans sold to others. At September 30, 2000, the Bank was servicing loans for others of approximately $11,652,000.

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

At September 30, 2000, the following amounts of loans were classified as follows:

Special Mention	$ 16,986,000
Substandard	8,498,000
Doubtful	-
Loss	-
25,484,000

Non-accrual, Past Due and Restructured Loans

The Bank has approximately $3,720,000 of loans in non-accrual status at September 30, 2000. The Bank had approximately $2,009,000 of loans in non-accrual status at September 30, 1999. The Bank has had no restructured loans. ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Company's Annual Report is incorporated by reference herein.) Had all non-accrual loans at September 30, 2000 actually accrued interest for the full fiscal year, approximately $136,000 of additional interest income would have been added to fiscal earnings.

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

The Company has allocated the allowance for possible loan losses according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for possible losses on loans and real estate acquired through foreclosure and other non-performing assets. Such agencies may require the Company to make additions to the allowance based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.

The allocation of the allowance for possible loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, 2000 and 1999 are presented in the following table.

	September 30, 2000		September 30, 1999
(In Thousands)	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
Balance at the end of the year applicable to:
Commercial, financial, and agricultural	$ 171	8.71%	$ 196	10.01%
Real estate-construction	390	18.26%	203	19.26%
Real estate-mortgage	1,600	65.24%	714	62.26%
Consumer	134	7.79%	61	8.47%
Unallocated	70	N/A	62	N/A
	$ 2,365	100.00%	$ 1,236	100.00%

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

At September 30, 2000, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.

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

Investment decisions are made by senior officers of the Bank. The actions of the officers are within policies established by the Board of Directors. At September 30, 2000 the investment portfolio totaled approximately $17,878,000.

The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.

INVESTMENT SECURITIES ANALYSIS
	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 2000:
Investment securities:
Mortgage-backed securities and SBA'	$ 16,692,276	6.46%	$16,291,054
State and municipal bonds	1,185,845	6.82%	1,184,626
	$ 17,878,121	6.88%	$17,475,680
	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 1999:
Investment securities:
Mortgage-backed securities and SBAs	$ 13,597,058	6.29%	$13,120,618
State and municipal bonds	845,000	6.95%	845,389
	$ 14,442,058	6.22%	$13,966,007

A summary of investment and mortgage-backed securities by maturities as of September 30, 2000 follows:
	Amortized Cost	Weighted Average Yield	Fair Value

Investment Securities:
Within 1 year	$ 200,000	6.04%	$ 199,462
After 1 year through 5 years	939,942	6.56%	936,725
After 5 years through 10 years	1,791,361	7.11%	1,776,432
After 10 years	14,946,818	6.87%	14,563,061
	$ 17,878,121	6.88%	$ 17,475,680
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
	Year Ended September 30, 2000 vs. Year Ended September 30, 1999
(In Thousands)	Total	Rate	Volume
Interest income:
Loans	$ 3,693	$ 770	$ 2,923
Investment securities	79	186	(107)
Interest-bearing deposits in other banks	12	18	(6)
Total interest-earning assets	3,784	974	2,810

Interest expense:
Deposits	1,639	687	952
Federal Home Loan Bank advances and other borrowings	(9)	(2)	(7)
Total interest-bearing liabilities	1,630	685	945
Net interest income	$ 2,154	$ 289	$ 1,865

(In Thousands)	Year Ended September 30, 1999 vs. Year Ended September 30, 1998
(In Thousands)	Total	Rate	Volume
Interest income:
Loans	$ 562	$ (591)	$ 1,153
Investment securities	267	(36)	303
Interest-bearing deposits in other banks	241	(16)	257
Total interest-earning assets	1,070	(643)	1,713

Interest expense:
Deposits	376	(1,542)	1,918
Federal Home Loan Bank advances and other borrowings	(304)	5	(309)
Total interest-bearing liabilities	72	(1,537)	1,609
Net interest income	$ 998	$ 894	$ 104

Retail Banking Activities and Sources of Funds

General

The Bank's retail banking activities consist of attracting deposits and making consumer and commercial loans. A principal objective of the Bank is to establish a total banking relationship, including a deposit relationship as well as a lending relationship, between the Bank and the customer.

Savings accounts and other types of deposits generated by the Bank's retail banking division are the primary source of the Bank's funds for use in lending and for other general business purposes. In addition to savings accounts, the Bank derives funds from loan repayments, FHLB advances, other borrowings and operations. Loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in normal sources of funds such as deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded lending activities. The Bank's sources of borrowings have been advances from the FHLB of Atlanta, obligations under repurchase agreements, and Federal funds purchased.

Deposits

Savings deposits in the Bank at September 30, 2000 and 1999 were represented by the various types of programs described as follows:
DEPOSITS AT SEPTEMBER 30, 2000

Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 9,412	4.40%
Commercial Checking		-	-	13,640	6.37%
NOW Accounts		750	1.00%	20,326	9.50%
Super NOW and MMDA		1,000	2.35%	17,177	8.02%
Statement Savings		100	2.30%	9,925	4.64%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	6.36%	14,659	6.85%
Other time deposits:
3 months	3-5 months	1,000	4.01%	821	0.38%
6 months	6-11 months	1,000	4.98%	3,643	1.70%
1 year	12-17 months	500	6.28%	84,635	39.54%
11/2 years	18-23 months	500	6.16%	1,663	0.78%
2 years	24--29 months	500	6.03%	10,672	4.99%
21/2 years	30-35 months	500	6.18%	2,556	1.19%
3 years	36-41 months	500	6.93%	4,556	2.13%
31/2 years	42-47 months	500	6.24%	50	0.02%
4 years	48-59 months	500	6.09%	1,789	0.84%
5 years,	60 months	500	6.44%	13,066	6.10%
18 month IRA	18 months	500	5.78%	5,126	2.39%
Other	30 days	500	2.75%	331	0.15%
			5.73%	$ 214,047	100.00%

Deposits at September 30, 1999 are represented on the next page.

DEPOSITS AT SEPTEMBER 30, 1999
Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 6,688	3.86%
Commercial Checking		-	-	13,268	7.66%
NOW Accounts		750	1.25%	18,529	10.70%
Super NOW and MMDA		1,000	2.30%	14,823	8.56%
Statement Savings		100	2.35%	9,197	5.31%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	5.76%	16,297	9.41%
Other time deposits:
3 months	3-5 months	1,000	4.79%	2,252	1.30%
6 months	6-11 months	1,000	5.28%	8,776	5.07%
1 year	12-17 months	500	5.85%	35,397	20.44%
11/2 years	18-23 months	500	5.85%	1,240	0.72%
2 years	24--29 months	500	6.02%	16,947	9.79%
21/2 years	30-35 months	500	6.02%	4,141	2.39%
3 years	36-41 months	500	6.23%	4,250	2.45%
31/2 years	42-47 months	500	6.23%	72	0.04%
4 years	48-59 months	500	6.23%	1,839	1.06%
5 years	60 months	500	6.23%	13,155	7.60%
18 month IRA	18 months	500	5.82%	6,199	3.58%
Other	30 days	500	2.91%	104	0.06%
			5.69%	$ 173,174	100.00%

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

The minimum amount required to open a certificate of deposit for other than retirement accounts ranges from $500 to $100,000, depending on the type of deposit. Rates on certificates of deposit are determined weekly by the Bank, based upon local market rates, national money market rates and yields on assets of the same maturity.

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

The following table sets forth the composition of deposits, excluding accrued interest payable, by type and interest rate at the dates indicated.
	September 30,
	2000	1999	1998
Access accounts:
Commercial checking - 0.00%	$ 23,052	$ 19,956	$ 13,011
NOW accounts - 1.25%	20,326	18,529	16,732
Money Market deposit account - var5able rate	17,177	14,823	8,895
Statement savings - 2.30%	9,925	9,190	6,972

Certificates of deposits:
2.75% - 5.00%	5,608	10,370	1,975
5.01% - 7.00%	130,210	98,846	109,912
7.01% - 9.00%	7,749	1,460	5,393
Subtotal	214,047	173,174	162,890
Accrued interest	719	518	573
Total	$ 214,766	$ 173,692	$ 163,463

	Balances at September 30,
Interest Rates	2000	2001	2002	2003	Thereafter	Total
	(In Thousands)
2.75% - 5.00%	$ 3,769	1,839	-	-	1	5,609
5.01% - 7.00%	24,634	77,637	11,924	7,014	8,601	129,810
7.01% - 9.00%	10	3,820	1,991	277	2,050	8,148
9.01% - 11.00%	-	-	-	-	-	-
	$ 28,413	83,296	13,915	7,291	10,652	143,567

JUMBO CD MATURITIES
Maturity	September 30, 2000
(In Thousands)
Three months or less	$ 1,597
Three to six months	3,506
Six to twelve months	4,406
Over twelve months	5,150
Total	$ 14,659
AVERAGE DEPOSITS BY TYPE
	September 30, 2000		September 30, 1999
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(In Thousands)		(In Thousands)
Non-interest bearing deposits	$ 23,073	-	$ 19,042	-
NOWs	19,770	1.00%	18,480	1.00%
MMDAs	15,531	2.35%	12,023	2.35%
Savings	9,368	2.30%	7,983	2.30%
Time Deposits	137,093	6.00%	111,471	6.00%
Total average deposits	$ 204,835	5.73%	169,000	5.69%

Borrowings

Savings deposits are the primary source of funds for the Bank's lending and investment activities and for its general business purposes. The Bank has, however, used advances from the FHLB of Atlanta and other borrowings to supplement its supply of funds available for lending. Advances from the FHLB are typically secured by a portion of the Bank's first mortgage loans. A summary of the Bank's borrowings from the FHLB is set forth below:
	2000		1999
Due During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2000	-	-	6,100,000	6.19%
2002	500,000	7.90%	500,000	7.90%
2008	2,000,000	5.51%	2,000,000	5.51
	$ 2,500,000	5.99%	$ 8,600,000	6.13%

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

FEDERAL HOME LOAN BANK ADVANCES
	At September 30,
	2000	1999	1998
Balance outstanding	2,500,000	8,600,000	8,600,000
Weighted average rate	5.99%	6.15%	6.27%
Maximum amount of short-term borrowings at any month end	$ 8,100,000	6,100,000	11,600,000
Approximate average short-term borrowings outstanding	$ 3,896,995	1,859,170	7,688,427
Approximate weighted average paid on short-term borrowings(1)	5.50%	5.24%	4.98%

(1) The average method used is the average end of month totals

First Georgia Holding, Inc. obtained a line of credit for up to $3,000,000 from the Bankers Bank in March 2000. The interest is payable quarterly at Prime minus 50 basis points (9% at September 30, 2000). All of the issued and outstanding shares of capital stock of First Georgia Bank is pledged as collateral for this line of credit. As of September 30, 2000, the Company had borrowed $2,000,000 against this line of credit which matures on March 31, 2002 with an option to extend until March 31, 2012.

Employees

At September 30, 2000, the Bank employed 127 full-time equivalent employees. Management considers relations with its employees to be excellent. The Bank currently maintains a comprehensive employee benefits program including, among other benefits, hospitalization and major medical insurance, life insurance, dental insurance, long term disability, a 401(k) plan and educational assistance. Management considers these benefits to be generally competitive with those offered by competing financial institutions in its market area. The Bank's employees are not represented by any collective bargaining group.

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

(e) The ability of the Company to achieve the earnings expectations related to the continued growth of the markets in which the Company operates consistent with recent historical experience, and the Company's ability to expand into new markets and to maintain profit margins in the fact of pricing pressures.

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

Savings and loan holding companies and their subsidiaries are prohibited from engaging in any activity or rendering any services for or on behalf of their savings institution subsidiaries for the purpose or with the effect of evading any law or regulation applicable to the institution. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institution subsidiaries. A unitary holding company, that is, a holding company that owns only one insured institution whose subsidiary institution satisfies the qualified thrift lender test (discussed below) and which was in existence prior to May 4, 1999, is not restricted to any statutorily prescribed list of permissible activities, and the SLHCA and the FICG impose no limits on direct or indirect non-savings institution subsidiary operations. However, the Financial Services Modernization Act of 1999 provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act.

The SLHCA and the FICG makes it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. An acquisition by merger, consolidation or purchase of assets of such an institution or holding company or of substantially all of the assets of such an institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served .

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

Capital Requirements. OTS regulations require that federal savings banks maintain (i) "tangible capital" in an amount of not less than 1.5% of total assets, (ii) "core capital" in an amount not less than 4.0% of total assets, and (iii) a level of risk-based capital equal to 8% of risk-weighted assets. Under OTS regulations, the term "core capital" generally includes common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, and minority interests in the equity accounts of consolidated subsidiaries less unidentifiable intangible assets (other than certain amounts of supervisory goodwill) and certain investments in certain subsidiaries plus 90% of the fair market value of readily marketable purchased mortgage servicing rights ("PMSRs") and purchased credit card relationships (subject to certain conditions). "Tangible capital" generally is defined as core capital minus intangible assets and investments in certain subsidiaries, except PMSRs.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with regulatory approval. An institution may be owngraded to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the institution's capital category and supervisory category. Under the risk-based assessment system, there are nine combinations of capital groups and supervisory subgroups to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup.

In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The FDIC has assessed savings banks at a rate of 6.4 cents per $100 deposits until December 31, 1999. As of January 1, 2000, the assessment will be decreased to a rate of 3.7 cents per $100 (the same assessment rate that is imposed on commercial banks).

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. The CRA requires that board of directors of financial institutions, such as the Bank, to adopt a CRA statement for each assessment area that, among other things, describes its efforts to help meet community credit needs and the specific types of credit that the institution is willing to extend. The Bank's CRA performance will be assessed pursuant to the following criteria: (1) the Bank's loan to deposit ratio, adjusted for seasonal variation and, as appropriate, other related lending activities such as loan originations for sale to the secondary markets, community development loans and qualified investments; (2) the percentage of loans and, as appropriate, other lending related activities located in the Bank's assessment area; (3) the Bank's record of lending to and, as appropriate, engaging in other lending related activities for borrowers of different income levels and businesses and farms of different sizes; (4) the geographic distribution of the Bank's loans; and (5) the Bank's record of taking action if warranted in response to written complaints about its performance in helping to meet credit needs in its assessment area.

Capital Distributions. An OTS rule imposes limitations on all capital distributions by savings associations (including dividends, stock repurchases and cash-out mergers). Under the current rule, a savings association is classified based on its level of regulatory capital both before and after giving effect to a proposed capital distribution. Well capitalized institutions may make capital distributions without prior regulatory approval in specified amounts in any calendar quarter.

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

Equity Investments. The OTS has revised its risk-based capital regulation to modify the treatment of certain equity investments and to clarify the treatment of other equity investments. Equity investments that are permissible for both savings banks and national banks will no longer be deducted from savings associations' calculations of total capital over a five-year period. Instead, permissible equity investments will be placed in the 100% risk-weight category, mirroring the capital treatment prescribed for those investments when made by national banks under the regulations of the OCC. Equity investments held by savings associations that are not permissible for national banks must still be deducted from assets and total capital .

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

OTS regulations provide that any savings association that fails to meet the definition of a QTL must either convert to a national bank charter or limit its future investments and activities (including branching and payments of dividends) to those permitted for both savings associations and national banks. Further, within one year of the loss of QTL status, a holding company of a savings association that does not convert to a bank charter must register as a bank holding company and will be subject to all statutes applicable to bank holding companies. In order for the Bank to exercise the powers granted to federally chartered savings associations and for the Company to retain the power of a unitary holding company, the Bank must meet the definition of a QTL.

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

Federal Home Loan Bank System. The FHLB System consists of 12 regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board (the "FHFB"). The FHLBs provide a central credit facility for member savings associations. The maximum amount that the FHLB of Atlanta will advance fluctuates from time to time in accordance with changes in policies of the FHFB and the FHLB of Atlanta, and the maximum amount generally is reduced by borrowings from any other source. The Financial Services Modernization Act has enabled the FHLB to expand the credit window for members by expanding the purposes for which FHLB's may make secured advances and the types of collateral eligible to secure these advances, as well as eliminating restrictions on advances to thrifts not meeting the QTL test.

Federal Reserve System. The Federal Reserve Board has adopted regulations that require savings associations to maintain non-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). These reserves may be used to satisfy liquidity requirements imposed by the OTS. Because required reserves must be maintained in the form of cash or a non-interest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce the amount of the Bank's interest-earning assets.

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

  The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
  The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
  The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
  The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
  The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
  The rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of the Bank are subject to:

  The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
  The Electronic Funds transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Effect of Governmental Monetary Polices

The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Transactions with Affiliates Restrictions

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on:

  The amount of loans or extensions of credit to affiliates;

  The amount of investment in affiliates;
  The amount of the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;
  The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
  The amount of any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Recent Legislation

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, or the Financial Services Modernization Act of 1999, which is intended to modernize the financial services industry. In addition to the repeal of the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow affiliations among banks and securities firms, insurance companies and other financial services providers, and to the restrictions placed on powers of unitary savings and loan holding companies (the Company is grandfathered), the Act contains, among others, provisions regarding Community Reinvestment Act requirements, consumer privacy and ATM fee disclosures. The following is a brief summary of these provisions:

  Community Reinvestment Act. Small banks will receive some regulatory examination relief. Banks with aggregate assets of not more than $250 million will be subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, banks will be required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

  Privacy. Financial institutions are required to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.

  ATM Fees. ATM operators must place a conspicuous notice on the ATM machine that a fee will be imposed. Additionally, a second notice must appear on the ATM screen or on a paper notice that a fee will be imposed and the amount of the fee before the customer is irrevocably committed to the transaction. The requirement for the second notice will not apply until December 31, 2004 to any ATM that lacks the technical ability to disclose this notice.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute. Legislation that would eliminate the federal savings bank charter is under discussion. If such legislation is enacted, the Bank would be required to convert its federal savings bank charter to either a national bank charter or to a state depository institution charter. Various legislative proposals also may result in the restructuring of federal regulatory oversight, including, for example, consolidation of the OTS into another agency, or creation of a new Federal banking agency to replace the various such agencies which presently exist. The Bank is unable to predict whether such legislation will be enacted or, if enacted, whether it will contain relief as to bad debt deductions previously taken.

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

Office	Lease Expiration Date	Net Book Value
Executive Office
1703 Gloucester Street Brunswick, GA 31520	owned	$767,892
Full Service Offices
Altama Avenue Office 4510 Altama Avenue Brunswick, GA 31520	7/28/08	--
Demere Village 2461 Demere Road St. Simons Island, GA 31522	owned	$288,573
North Brunswick Office 2001 Commercial Drive South Brunswick, GA 31525	owned	$476,472
Colonial Mall Office 109 Scranton Connector Brunswick, GA	owned	$859,307
Waycross 1010 Plant Avenue Waycross, GA31501	owned	$171,332

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

Item 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the Bank as of September 30, 2000 and 1999 and for each of the years in the three year periods ended September 30, 2000, 1999, and 1998, and the report issued thereon by the Company's independent certified public accountant, appear in the Annual Report and are incorporated herein by reference.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the year ended September 30, 2000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA HOLDING, INC.

(Registrant)

BY: /s/ Henry S. Bishop

      Henry S. Bishop

      President

Date:  ___________________, 2000

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

Signatures	Title	Date
HENRY S. BISHOP	President and Director (principal executive officer)	December 20, 2000
B.W. BOWIE	Director	December 20, 2000
M. FRANK DELOACH III	Director	December 20, 2000
TERRY DRIGGERS	Director	December 20, 2000
ROY K. HODNETT	Director	December 20, 2000
E. RAYMOND MOCK	Director	December 20, 2000
JAMES D. MOORE	Director	December 20, 2000
D. LAMONT SHELL	Director	December 20, 2000
G.F. COOLIDGE	Chief Financial Officer (principal financial and accounting officer)	December 20, 2000

	EXHIBIT INDEX
Exhibit #	Document	Page
3.(1)

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
*10.3

Qualified 401 (k) Standardized Profit Sharing Plan, Adoption Agreement, First Georgia Savings Bank, F.S.B., incorporated herein by reference to Exhibit 10.3 of the Form 10-K for the year ended September 30, 1992 (the "1992 10-K" )

		N/A
*10.4	Qualified Retirement Plan, Basic Plan Document, First Georgia Savings Bank, F.S.B., incorporated herein by reference to Exhibit 10.4 of the 1992 10-K	N/A
*10.5	Amendment to the First Georgia Holding, Inc. 1995 Stock Incentive Plan, incorporated herin by reference to Exhibit 10.5 of the Form 10-KSB for the year ended September 30, 1999	N/A
*10.6	First Georgia Holding, Inc. 2000 Stock Incentive Plan	45
13	First Georgia Holding, Inc. 2000 Annual Report	46
21	Subsidiaries of First Georgia Holding, Inc. incorporated by reference to Exhibit 21.6 of the Form 10-KSB for the year ended September 30, 1993 (the "1993 10-KSB)	N/A
23	Consent of Deloitte & Touche LLP	39
24	A power of attorney is set forth on the signature pages to this Form 10-KSB	35

EXHIBIT 10.6

FIRST GEORGIA HOLDING,INC

2000 STOCK INCENTIVE PLAN

TABLE OF CONTENTS

FIRST GEORGIA HOLDING, INC.

2000 STOCK INCENTIVE PLAN

SECTION 1 DEFINITIONS

1.1 Definitions. Whenever used herein, the masculine pronoun shall be deemed to include the feminine, and the singular to include the plural, unless the context clearly indicates otherwise, and the following capitalized words and phrases are used herein with the meaning thereafter ascribed:

(a) "Board of Directors" means the board of directors of the Company.

(b) "Cause" has the same meaning as provided in the employment agreement between the Participant and the Company or an affiliate on the date of Termination of Service, or if no such definition or employment agreement exists, "Cause" means conduct amounting to (1) fraud or dishonesty against the Company or an affiliate, (2) Participant's willful misconduct, repeated refusal to follow the reasonable directions of the Board of Directors or knowing violation of law in the course of performance of the duties of Participant's service with the Company or an affiliate, (3) repeated absences from work without a reasonable excuse, (4) repeated intoxication with alcohol or drugs while on the premises of the Company or an affiliate during regular business hours, (5) a conviction or plea of guilty or nolo contendere to a felony or a crime involving dishonesty, or (6) a breach or violation of the terms of any agreement to which Participant and the Company or an affiliate are party.

(c) "Change in Control" means any one of the following events which may occur after the date the Stock Incentive is granted:

(1) the acquisition, directly or indirectly, by any individual, entity or "group" within the meaning of Section 13(d)(3) or Section 14(d)(2) of the Securities Exchange Act of 1934, as amended (a "Person"), together with any affiliates or related parties of such Person, within any twelve (12) month period of securities of the Company or its bank affiliate which represent an aggregate of twenty percent (20%) or more of the combined voting power of the Company's or its bank affiliates' outstanding securities;

(2) within any twelve-month period the persons who were directors of the Company immediately before the beginning of such twelve-month period (the "Incumbent Directors") shall cease to constitute at least a majority of the Board of Directors; provided that any director who was not a director as of the beginning of such twelve-month period shall be deemed to be an Incumbent Director if that director were elected to the Board of Directors by, or on the recommendation of or with the approval of, at least two-thirds of the directors who then qualified as Incumbent Directors; and provided further that no director whose initial assumption of office is in connection with an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Securities Exchange Act of 1934) relating to the election of directors shall be deemed to be an Incumbent Director;

(3) a reorganization, merger or consolidation, with respect to which persons who were the stockholders of the Company immediately prior to such reorganization, merger or consolidation do not, immediately thereafter, own more than fifty percent (50%) of the combined voting power entitled to vote in the election of directors of the reorganized, merged or consolidated company's then outstanding voting securities; or

(4) the sale, transfer or assignment of all or substantially all of the assets of the Company to any third party.

(d) "Company" means First Georgia Holding, Inc., a corporation organized under the laws of the State of Georgia as a bank holding company.

(e) "Code" means the Internal Revenue Code of 1986, as amended.

(f) "Committee" means the committee appointed by the Board of Directors to administer the Plan pursuant to Plan Section 2.3.

(g) "Disability" has the same meaning as provided in the long-term disability plan or policy maintained or, if applicable, most recently maintained, by the Company or an affiliate for the Participant. If no long-term disability plan or policy was ever maintained on behalf of the Participant or, if the determination of Disability relates to an Incentive Stock Option, Disability shall mean that condition described in Code Section 22(e)(3), as amended from time to time. In the event of a dispute, the determination of Disability shall be made by the Board of Directors and shall be supported by advice of a physician competent in the area to which such Disability relates.

(h) "Disposition" means any conveyance, sale, transfer, assignment, pledge or hypothecation, whether outright or as security, inter vivos or testamentary, with or without consideration, voluntary or involuntary.

(i) "Fair Market Value" refers to the determination of value of a share of Stock. If the Stock is actively traded on any national securities exchange or any Nasdaq quotation or market system, Fair Market Value shall mean the closing price at which sales of Stock shall have been sold on the most recent trading date immediately prior to the date of determination, as reported by any such exchange or system selected by the Committee on which the shares of Stock are then traded. If the shares of Stock are not actively traded on any such exchange or system, Fair Market Value shall mean the arithmetic mean of the bid and asked prices for the shares of Stock on the most recent trading date within a reasonable period prior to the determination date as reported by such exchange or system. If there are no bid and asked prices within a reasonable period or if the shares of Stock are not traded on any exchange or system as of the determination date, Fair Market Value shall mean the fair maket value of a share of Stock as determined by the Committee taking into account such facts and circumstances deemed to be material by the Committee to the value of the Stock in the hands of the Participant; provided that, for purposes of granting awards other than Incentive Stock Options, Fair Market Value of a share of Stock may be determined by the Committee by reference to the average market value determined over a period certain or as of specified dates, to a tender offer price for the shares of Stock (if settlement of an award is triggered by such an event) or to any other reasonable measure of fair market value and provided further that, for purposes of granting Incentive Stock Options, Fair Market Value of a share of Stock shall be determined in accordance with the valuation principles described in the regulations promulgated under Code Section 422.

(j) "Incentive Stock Option" means an incentive stock option, as defined in Code Section 422, described in Plan Section 3.2.

(k) "Non-Qualified Stock Option" means a stock option, other than an option qualifying as an Incentive Stock Option, described in Plan Section 3.2.

(l) "Option" means a Non-Qualified Stock Option or an Incentive Stock Option.

(m) "Over 10% Owner" means an individual who at the time an Incentive Stock Option is granted owns Stock possessing more than ten percent (10%) of the total combined voting power of the Company or one of its Parents or Subsidiaries, determined by applying the attribution rules of Code Section 424(d).

(n) "Parent" means any corporation (other than the Company) in an unbroken chain of corporations ending with the Company if, with respect to Incentive Stock Options, at the time of granting of the Incentive Stock Option, each of the corporations other than the Company owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

(o) "Participant" means an individual who receives a Stock Incentive hereunder.

(p) "Plan" means the First Georgia Holding, Inc. 2000 Stock Incentive Plan.

(q) "Stock" means the Company's common stock, $1.00 par value per share.

(r) "Stock Incentive Agreement" means an agreement between the Company and a Participant or other documentation evidencing an award of a Stock Incentive.

(s) "Stock Incentives" means, collectively, Incentive Stock Options and Non-Qualified Stock Options.

(t) "Subsidiary" means any corporation (other than the Company) in an unbroken chain of corporations beginning with the Company if, with respect to Incentive Stock Options, at the time of the granting of the Incentive Stock Option, each of the corporations other than the last corporation in the unbroken chain owns stock possessing fifty percent (50%) or more of the total combined voting power of all classes of stock in one of the other corporations in the chain.

      "Termination of Service" means the termination of the service relationship, whether employment or otherwise, between a Participant and the Company and any affiliates, regardless of the fact that severance or similar payments are made to the Participant for any reason, including, but not by way of limitation, a termination by resignation, discharge, death, Disability or retirement. The Committee shall, in its absolute discretion, determine the effect of all matters and questions relating to Termination of Service, including, but not by way of limitation, the question of whether a leave of absence constitutes a Termination of Service, or whether a Termination of Service is for Cause.

SECTION 2 THE STOCK INCENTIVE PLAN

2.1 Purpose of the Plan.  The Plan is intended to (a) provide incentives to officers and employees of the Company and its affiliates to stimulate their efforts toward the continued success of the Company and its affiliates and to operate and manage the business in a manner that will provide for the long-term growth and profitability of the Company and its affiliates; (b) encourage stock ownership by officers and employees by providing them with a means to acquire a proprietary interest in the Company by acquiring shares of Stock; and (c) provide a means of obtaining and rewarding key personnel.

2.2 Stock Subject to the Plan.  Subject to adjustment in accordance with Section 5.2, 825,000 shares of Stock (the "Maximum Plan Shares") are hereby reserved exclusively for issuance pursuant to Stock Incentives. At no time shall the Company have outstanding Stock Incentives and shares of Stock issued in respect of Stock Incentives in excess of the Maximum Plan Shares. The shares of Stock attributable to the nonvested, unpaid, unexercised, unconverted or otherwise unsettled portion of any Stock Incentive that is forfeited or cancelled or expires or terminates for any reason without becoming vested, paid, exercised, converted or otherwise settled in full shall again be available for purposes of the Plan. If, after grant, the exercise price of an Option is reduced, the transaction shall be treated as the cancellation of the Option and the grant of a new Option.

2.3 Administration of the Plan.  The Plan shall be administered by the Committee. The members of the Committee shall consist solely of at least two (2) members of the Board of Directors. During those periods that the Company is subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Board of Directors shall consider the advisability of whether each Committee member shall qualify as an "outside director" as defined in Treasury Regulation Section 1.162-27(e) as promulgated by the Internal Revenue Service and a "non-employee director" as defined in Rule 16(b)-3(b)(3) as promulgated under the Exchange Act. The Committee shall have full authority in its discretion to determine the officers and employees of the Company to whom Stock Incentives shall be granted and the terms and provisions of Stock Incentives subject to the Plan. Subject to the provisions of the Plan, the Committee shall have full and conclusive authority to interpret the Plan; to prescribe, amend and rescind rules and regulations relating to the Plan; to determine the terms and provisions of the respective Stock Incentive Agreements and to make all other determinations necessary or advisable for the proper administration of the Plan.  The Committee's determinations under the Plan need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, awards under the Plan (whether or not such persons are similarly situated).  The Committee's decisions shall be final and binding on all Participants. Each member of the Committee shall serve at the discretion of the Board of Directors and the Board of Directors may from time to time remove members from or add members to the Committee. Vacancies on the Committee shall be filled by the Board of Directors.

The Committee shall select one of its members as Chairman and shall hold meetings at the times and in the places as it may deem advisable. Acts approved by a majority of the Committee in a meeting at which a quorum is present, or acts reduced to or approved in writing by a majority of the members of the Committee, shall be the valid acts of the Committee.

In addition to such other rights of indemnification that they may have as directors of the Company and as members of the Committee, the members of the Committee shall be indemnified by the Company against the reasonable expenses (including attorneys' fees) actually and necessarily incurred in connection with the defense of any action, suit or proceeding, or in connection with any appeal therein, to which they or any of them may be a party by reason of any action taken or failure to act under or in connection with the Plan or any Option granted thereunder, and against all amounts paid by them in settlement thereof (provided the settlement is approved by independent legal counsel selected by the Company) or paid by them in satisfaction of a judgment in any such action, suit or proceeding, except in relation to matters as to which it shall be adjudged in the action, suit or proceeding that the Committee member is liable for negligence or misconduct in the performance of his or her duties; provided that within sixty (60) days after institution of the action, suit or proceeding a Committee member shall in writing offer the Company the opportunity, at its own expense, to handle and defend the action, suit or proceeding.

2.4 Eligibility and Limits.  Stock Incentives may be granted only to officers and employees of the Company and its affiliates; provided, however, that an Incentive Stock Option may only be granted to an employee of the Company or a Subsidiary.  In the case of Incentive Stock Options, the aggregate Fair Market Value (determined as of the date an Incentive Stock Option is granted) of Stock with respect to which Options intended to meet the requirements of Code Section 422 become exercisable for the first time by an individual during any calendar year under all plans of the Company and its Parents and Subsidiaries shall not exceed $100,000; provided further, that if the limitation is exceeded, the Incentive Stock Option(s) which cause the limitation to be exceeded shall be treated as Non-Qualified Stock Option(s), except as the terms of the Stock Incentive Agreement may expressly provide otherwise. To the extent required under Code Section 162(m) of the Code and the regulations thereunder, for compensation to be treated as qualified performance-based compensation, the maximum number of shares of Stock with respect to which Options may be granted during any calendar year to any individual may not exceed 500,000, subject to adjustment in accordance with Section 5.2. In applying this limitation, if an Option, or any portion thereof, granted to an employee is cancelled or repriced for any reason, then the shares of Stock attributable to such cancellation or repricing either shall continue to be counted as an outstanding grant or shall be counted as a new grant, as the case may be, against the affected employee's 500,000 limit for the appropriate calendar year.

SECTION 3 TERMS OF STOCK INCENTIVES

3.1 General Terms and Conditions.

(a) The number of shares of Stock as to which a Stock Incentive shall be granted shall be determined by the Committee in its sole discretion, subject to the provisions of Section 2.2 as to the total number of shares available for grants under the Plan. If a Stock Incentive Agreement so provides, a Participant may be granted a new Option to purchase a number of shares of Stock equal to the number of previously owned shares of Stock tendered in payment of the Exercise Price (as defined below) for each share of Stock purchased pursuant to the terms of the Stock Incentive Agreement.

(b) Each Stock Incentive shall be evidenced by a Stock Incentive Agreement in such form and containing such terms, conditions and restrictions as the Committee may determine is appropriate. Each Stock Incentive Agreement shall be subject to the terms of the Plan and any provision in a Stock Incentive Agreement that is inconsistent with the Plan shall be null and void.

(c) The date a Stock Incentive is granted shall be the date on which the Committee has approved the terms of, and satisfaction of any conditions applicable to, the grant of the Stock Incentive and has determined the recipient of the Stock Incentive and the number of shares covered by the Stock Incentive and has taken all such other action necessary to complete the grant of the Stock Incentive.

(d) The Committee may provide in any Stock Incentive Agreement (or subsequent to the award of a Stock Incentive but prior to its expiration or cancellation, as the case may be) that, in the event of a Change in Control, the Stock Incentive shall or may be cashed out on the basis of any price not greater than the highest price paid for a share of Stock in any transaction during a specified period immediately preceding or including the date of the Change in Control or offered for a share of Stock in any tender offer occurring during a specified period immediately preceding or including the date the tender offer commences; provided that, in no case shall any such specified period exceed three (3) months (the "Change in Control Price"). For purposes of this Subsection, Options shall be cashed out on the basis of the excess, if any, of the Change in Control Price (but not more than the Fair Market Value of the Stock on the date of the cash-out in the case of Incentive Stock Options) over the Exercise Price to the extent the Option is exercisable in accordance with the terms of the Option and the Plan.

(e) Unless otherwise permitted by the Committee with respect to Non-Qualified Stock Options, Stock Incentives shall not be transferable or assignable except by will or by the laws of descent and distribution and shall be exercisable, during the Participant's lifetime, only by the Participant; in the event of the Disability of the Participant, by the legal representative of the Participant; or in the event of the death of the Participant, by the personal representative of the Participant's estate or if no personal representative has been appointed, by the successor in interest determined under the Participant's will.

(f) No Stock Incentive shall have a term that extends beyond the tenth anniversary of the date the Stock Incentive was granted.

3.2 Terms and Conditions of Options.  Each Option granted under the Plan shall be evidenced by a Stock Incentive Agreement. At the time any Option is granted, the Committee shall determine whether the Option is to be an Incentive Stock Option or a Non-Qualified Stock Option, and the Option shall be clearly identified as to its status as an Incentive Stock Option or a Non-Qualified Stock Option.  At the time any Incentive Stock Option is exercised, the Company shall be entitled to place a legend on the certificates representing the shares of Stock purchased pursuant to the Option to clearly identify them as shares of Stock purchased upon exercise of an Incentive Stock Option. An Incentive Stock Option may only be granted within ten (10) years from the earlier of the date the Plan is adopted by the Board of Directors or approved by the Company's stockholders.

(a) Option Price.  Subject to adjustment in accordance with Section 5.2 and the other provisions of this Section 3.2, the exercise price (the "Exercise Price") per share of Stock purchasable under any Option shall be as set forth in the applicable Stock Incentive Agreement.  With respect to each grant of an Incentive Stock Option to a Participant who is not an Over 10% Owner, the Exercise Price per share shall not be less than the Fair Market Value on the date the Option is granted. With respect to each grant of an Incentive Stock Option to a Participant who is an Over 10% Owner, the Exercise Price shall not be less than 110% of the Fair Market Value on the date the Option is granted. With respect to each grant of a Non-Qualified Stock Option, the Exercise Price per share shall be no less than Fair Market Value.

(b) Option Term.  The term of an Option shall be as specified in the applicable Stock Incentive Agreement; provided, however that any Incentive Stock Option granted to a Participant who is not an Over 10% Owner shall not be exercisable after the expiration of ten (10) years after the date the Option is granted and any Incentive Stock Option granted to an Over 10% Owner shall not be exercisable after the expiration of five (5) years after the date the Option is granted.

(c) Payment.  Payment for all shares of Stock purchased pursuant to the exercise of an Option shall be made in any form or manner authorized by the Committee in the Stock Incentive Agreement or by amendment thereto, including, but not limited to, cash or, if the Stock Incentive Agreement provides, (1) by delivery to the Company of a number of shares of Stock which have been owned by the holder for at least six (6) months prior to the date of exercise having an aggregate Fair Market Value of not less than the product of the Exercise Price multiplied by the number of shares the Participant intends to purchase upon exercise of the Option on the date of delivery; (2) in a cashless exercise through a broker; or (3) by having a number of shares of Stock withheld, the Fair Market Value of which as of the date of exercise is sufficient to satisfy the Exercise Price. In its discretion, the Committee also may authorize (at the time an Option is granted or thereafter) Company financing to assist the Participant as to payment of the Exercise Price on such terms as may be offered by the Committee in its discretion. Payment shall be made at the time that the Option or any part thereof is exercised, and no shares shall be issued or delivered upon exercise of an Option until full payment has been made by the Participant.  The holder of an Option, as such, shall have none of the rights of a stockholder.

(d) Conditions to the Exercise of an Option.  Each Option granted under the Plan shall be exercisable by whom, at such time or times, or upon the occurrence of such event or events, and in such amounts, as the Committee shall specify in the Stock Incentive Agreement; provided, however, that subsequent to the grant of an Option, the Committee, at any time before complete termination of such Option, may accelerate the time or times at which such Option may be exercised in whole or in part, including, without limitation, upon a Change in Control and may permit the Participant or any other designated person to exercise the Option, or any portion thereof, for all or part of the remaining Option term notwithstanding any provision of the Stock Incentive Agreement to the contrary.

(e) Termination of Incentive Stock Option.  With respect to an Incentive Stock Option, in the event of the Termination of Service of a Participant, the Option or portion thereof held by the Participant which is unexercised shall expire, terminate, and become unexercisable no later than the expiration of three (3) months after the date of Termination of Service; provided, however, that in the case of a holder whose Termination of Service is due to death or Disability, up to one (1) year may be substituted for such three (3) month period. For purposes of this Subsection (e), Termination of Service of the Participant shall not be deemed to have occurred if the Participant is employed by another corporation (or a parent or subsidiary corporation of such other corporation) which has assumed the Incentive Stock Option of the Participant in a transaction to which Code Section 424(a) is applicable.

(f) Special Provisions for Certain Substitute Options.  Notwithstanding anything to the contrary in this Section 3.2, any Option issued in substitution for an option previously issued by another entity, which substitution occurs in connection with a transaction to which Code Section 424(a) is applicable, may provide for an exercise price computed in accordance with such Code Section and the regulations thereunder and may contain such other terms and conditions as the Committee may prescribe to cause such substitute Option to contain as nearly as possible the same terms and conditions (including the applicable vesting and termination provisions) as those contained in the previously issued option being replaced thereby.

3.3 Treatment of Awards Upon Termination of Service. Except as otherwise provided by Plan Section 3.2(e), any award under this Plan to a Participant who suffers a Termination of Service may be cancelled, accelerated, paid or continued, as provided in the Stock Incentive Agreement or, in the absence of such provision, as the Committee may determine. The portion of any award exercisable in the event of continuation or the amount of any payment due under a continued award may be adjusted by the Committee to reflect the Participant's period of service from the date of grant through the date of the Participant's Termination of Service or such other factors as the Committee determines are relevant to its decision to continue the award.

SECTION 4 RESTRICTIONS ON TRANSFERS OF STOCK

4.1 Escrow of Shares. Any certificates representing the shares of Stock issued under the Plan shall be issued in the Participant's name, but, if the Stock Incentive Agreement so provides, the shares of Stock shall be held by a custodian designated by the Committee (the "Custodian"). Each applicable Stock Incentive Agreement providing for transfer of shares of Stock to the Custodian shall appoint the Custodian as the attorney-in-fact for the Participant for the term specified in the applicable Stock Incentive Agreement, with full power and authority in the Participant's name, place and stead to transfer, assign and convey to the Company any shares of Stock held by the Custodian for such Participant, if the Participant forfeits the shares under the terms of the applicable Stock Incentive Agreement.  During the period that the Custodian holds the shares subject to this Section, the Participant shall be entitled to all rights, except as provided in the applicable Stock Incentive Agreement, applicable to shares of Stock not so held. Any dividends declared on shares of Stock held by the Custodian shall, as the Committee may provide in the applicable Stock Incentive Agreement, be paid directly to the Participant or, in the alternative, be retained by the Custodian until the expiration of the term specified in the applicable Stock Incentive Agreement and shall then be delivered, together with any proceeds, with the shares of Stock to the Participant or to the Company, as applicable.

4.2 The Participant shall not have the right to make or permit to exist any Disposition of the shares of Stock issued pursuant to the Plan except as provided in the Plan or the applicable Stock Incentive Agreement. Any Disposition of the shares of Stock issued under the Plan by the Participant not made in accordance with the Plan or the applicable Stock Incentive Agreement shall be void. The Company shall not recognize, or have the duty to recognize, any Disposition not made in accordance with the Plan and the applicable Stock Incentive Agreement, and the shares so transferred shall continue to be bound by the Plan and the applicable Stock Incentive Agreement.

SECTION 5 GENERAL PROVISIONS

5.1 Withholding.  The Company shall deduct from all cash distributions under the Plan any taxes required to be withheld by federal, state or local government. Whenever the Company proposes or is required to issue or transfer shares of Stock under the Plan, the Company shall have the right to require the recipient to remit to the Company an amount sufficient to satisfy any federal, state and local withholding tax requirements prior to the delivery of any certificate or certificates for such shares. A Participant may pay the withholding tax in cash, by tendering shares of Stock which have been owned by the holder for at least six (6) months prior to the date of exercise or, if the applicable Stock Incentive Agreement provides, a Participant may elect to have the number of shares of Stock he is to receive reduced by the smallest number of whole shares of Stock which, when multiplied by the Fair Market Value of the shares of Stock determined as of the Tax Date (defined below), is sufficient to satisfy the minimum required federal, state and local, if any, withholding taxes arising from exercise or payment of a Stock Incentive (a "Withholding Election"). A Participant may make a Withholding Election only if both of the following conditions are met:

(a) The Withholding Election must be made on or prior to the date on which the amount of tax required to be withheld is determined (the "Tax Date") by executing and delivering to the Company a properly completed notice of Withholding Election as prescribed by the Committee; and

(b) Any Withholding Election made will be irrevocable; however, the Committee may, in its sole discretion, disapprove and give no effect to the Withholding Election.

5.2 Changes in Capitalization; Merger; Liquidation.

(a)  The number of shares of Stock reserved for the grant of Options, the number of shares of Stock reserved for issuance upon the exercise or payment, as applicable, of each outstanding Option and the number of shares of Stock subject to the annual limit in Section 2.4, and the Exercise Price of each outstanding Option shall be proportionately adjusted for any increase or decrease in the number of issued shares of Stock resulting from a subdivision or combination of shares or the payment of an ordinary stock dividend in shares of Stock to holders of outstanding shares of Stock or any other increase or decrease in the number of shares of Stock outstanding effected without receipt of consideration by the Company.

(b) In the event of any merger, consolidation, extraordinary dividend (including a spin-off), reorganization or other change in the corporate structure of the Company or its Stock or tender offer for shares of Stock, the Committee, in its sole discretion, may make such adjustments with respect to awards and take such other action as it deems necessary or appropriate to reflect or in anticipation of such merger, consolidation, extraordinary dividend (including a spin-off), reorganization, other change in corporate structure or tender offer, including, without limitation, the assumption of other awards, the substitution of new awards, the termination (with or without a cash-out payment) or adjustment of outstanding awards, the acceleration of awards or the removal of restrictions on outstanding awards, all as may be provided in the applicable Stock Incentive Agreement or, if not expressly addressed therein, as the Committee subsequently may determine in the event of any such merger, consolidation, extraordinary dividend (including a spin-off), reorganization or other change in the corporate structure of the Company or its Stock or tender offer for shares of Stock. Any adjustment pursuant to this Section 5.2 may provide, in the Committee's discretion, for the elimination without payment therefor of any fractional shares that might otherwise become subject to any Stock Incentive.

(c) The existence of the Plan and the Stock Incentives granted pursuant to the Plan shall not affect in any way the right or power of the Company to make or authorize any adjustment, reclassification, reorganization or other change in its capital or business structure, any merger or consolidation of the Company, any issue of debt or equity securities having preferences or priorities as to the Stock or the rights thereof, the dissolution or liquidation of the Company, any sale or transfer of all or any part of its business or assets, or any other corporate act or proceeding.

5.3 Cash Awards.  The Committee may, at any time and in its discretion, grant to any holder of a Stock Incentive the right to receive, at such times and in such amounts as determined by the Committee in its discretion, a cash amount which is intended to reimburse such person for all or a portion of the federal, state and local income taxes imposed upon such person as a consequence of the receipt of the Stock Incentive or the exercise of rights thereunder.

5.4 Compliance with Code.  All Incentive Stock Options to be granted hereunder are intended to comply with Code Section 422, and all provisions of the Plan and all Incentive Stock Options granted hereunder shall be construed in such manner as to effectuate that intent.

5.5 Right to Terminate Service.  Nothing in the Plan or in any Stock Incentive Agreement shall confer upon any Participant the right to continue as an officer, employee or director of the Company or affect the right of the Company to terminate the Participant's service at any time.

5.6 Restrictions on Delivery and Sale of Shares; Legends.  Each Stock Incentive is subject to the condition that if at any time the Committee, in its discretion, shall determine that the listing, registration or qualification of the shares covered by such Stock Incentive upon any securities exchange or under any state or federal law is necessary or desirable as a condition of or in connection with the granting of such Stock Incentive or the purchase or delivery of shares thereunder, the delivery of any or all shares pursuant to such Stock Incentive may be withheld unless and until such listing, registration or qualification shall have been effected.  If a registration statement is not in effect under the Securities Act of 1933 or any applicable state securities laws with respect to the shares of Stock purchasable or otherwise deliverable under Stock Incentives then outstanding, the Committee may require, as a condition of exercise of any Option or as a condition to any other delivery of Stock pursuant to a Stock Incentive, that the Participant or other recipient of a Stock Incentive represent, in writing, that the shares received pursuant to the Stock Incentive are being acquired for investment and not with a view to distribution and agree that the shares will not be disposed of except pursuant to an effective registration statement, unless the Company shall have received an opinion of counsel that such disposition is exempt from such requirement under the Securities Act of 1933 and any applicable state securities laws.  The Company may include on certificates representing shares delivered pursuant to a Stock Incentive such legends referring to the foregoing representations or restrictions or any other applicable restrictions on resale as the Company, in its discretion, shall deem appropriate.

5.7 Non-alienation of Benefits. Other than as specifically provided with regard to the death of a Participant, no benefit under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge; and any attempt to do so shall be void. No such benefit shall, prior to receipt by the Participant, be in any manner liable for or subject to the debts, contracts, liabilities, engagements or torts of the Participant.

5.8 Termination and Amendment of the Plan. The Board of Directors may not amend the Plan in a manner that materially changes the provisions of the Plan or terminate the Plan without obtaining stockholder approval; provided however, that the Board of Directors may condition any amendment on the approval of stockholders of the Company if such approval is necessary or advisable with respect to tax, securities or other applicable laws. No such amendment or termination without the consent of the holder of a Stock Incentive shall adversely affect the rights of the holder of such Stock Incentive.

5.9 Stockholder Approval.  The Plan must be submitted to the stockholders of the Company within twelve (12) months before or after the adoption of the Plan by the Board of Directors. If such approval is not obtained, any Incentive Stock Option granted hereunder will be void.

5.10 Choice of Law.  The laws of the State of Georgia shall govern the Plan, to the extent not preempted by federal law.

IN WITNESS WHEREOF, the Company has caused this Plan to be executed as of this ___ day of ___________________, 2000.

FIRST GEORGIA HOLDING, INC.

By:

Title:

ATTEST:

Secretary

[CORPORATE SEAL]

 Exhibit 13

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

TABLE OF CONTENTS

PRESIDENT'S MESSAGE	1
INDEPENDENT AUDITORS' REPORT	3
CONSOLIDATED FINANCIAL STATEMENTS	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	27
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
DIRECTORS AND OFFICERS	42

PRESIDENT'S MESSAGE

Dear Stockholders:

This past year has been a year of growth and change in our Company. The Bank reported Net Earnings of $1,432,000, or Basic Net Income per share of $.20, for the twelve-month period ended September 30, 2000. While this represented a decrease of approximately 36% over the previous year's Net Earnings, we feel the steps we have taken have positioned the Company for future profitable growth.

The Provision for Loan Loss increased $2,131,000 over the same period for the previous year. At September 30, 2000, our reserve for possible loan losses stood at $2,365,000. This increase in our Loan Loss Reserve has strengthened our Holding Company's balance sheet at a time when unprecedented growth is occurring in our Bank's lending portfolio.

We also enjoyed substantial growth during the year with Total Deposits increasing over $40,000,000, or 23.6%. Total Loans increased $21,588,000 over the previous year, or 12.4%. Because of increases in both of these areas, Total Assets were $239,185,000 at September 30, 2000.

During the past year we opened our Branch Office adjacent to the Colonial Mall. It has been received extremely well by both the businesses and consumers in this area of Glynn County. Our Internet Banking service continues to attract many customers, as it is one of the 'premier' internet banking services in our market place.

As we approach 2001, we are doing so with a mixture of caution and optimism. At a time when the economy appears to be slowing, your Company's Management is taking steps that will ensure that your investment in our Company remains strong and stable.

We look forward to the next year and the challenges it will bring. As always, we extend our sincere gratitude and appreciation of your support.

Sincerely,

/s/Henry S. Bishop

Chairman, President and CEO

The Board of Directors and Stockholders

First Georgia Holding, Inc.

Brunswick, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Holding, Inc. and subsidiary (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

November 10, 2000

CONSOLIDATED BALANCE SHEETS
First Georgia Holding, Inc. and subsidiary

Assets	September 30,
	2000	1999

Cash and cash equivalents:
Cash and due from banks	$ 6,380,375	$ 4,433,585
Federal funds sold	9,840,000	12,180,000
Interest bearing deposits in other banks	366,385	1,096,581
Cash and cash equivalents	16,586,760	17,710,166
Investment securities held to maturity, fair value $17,475,680 and $13,966,007 at September 30, 2000 and 1999, respectively (note 2)	17,878,121	14,442,058
Loans receivable, net of allowance for loan loss of $2,364,704 and $1,235,566 at September 30, 2000 and 1999, respectively (note 3)	193,644,376	173,196,591
Real estate owned	314,338	225,000
Federal Home Loan Bank stock, at cost	892,300	837,500
Premises and equipment, net (note 4)	5,569,758	4,900,601
Accrued interest receivable (note 5)	1,507,692	1,205,599
Intangible assets, net	597,653	693,281
Deferred income taxes (note 9)	796,041	412,010
Other assets	1,398,164	1,180,375
Total Assets	$ 239,185,203	$ 204,295,581

Liabilities and Stockholders' Equity
Liabilities:
Deposits (note 6)	$ 214,046,716	$ 173,174,361
Federal Home Loan Bank advances (note 7)	2,500,000	8,600,000
Other borrowed funds (note 7)	2,000,000	-
Federal funds purchased	-	2,860,000
Accrued interest payable	719,202	517,739
Obligations under capital lease (note 10)	193,795	212,220
Accrued expenses and other liabilities	1,369,884	1,606,750
Total liabilities	220,829,597	186,971,070

Commitments and contingencies (notes 10 and 16)

Stockholders' equity (note 8):

Common stock, $1.00 par value; 10,000,000 shares authorized; 7,713,733 and 7,198,371 shares issued and outstanding at September 30, 2000 and 1999, respectively	7,713,733	7,198,371
Additional paid-in capital	396,297	715,740
Retained earnings	10,245,576	9,410,400
Total stockholders' equity	18,355,606	17,324,511
Total Liabilities and Stockholders' Equity	$ 239,185,203	$ 204,295,581
TAB3
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF OPERATIONS
First Georgia Holding, Inc. and subsidiary
	2000	1999	1998
Interest Income:
Loans	$ 18,489,668	$ 14,796,821	$ 14,234,483
Mortgage-backed securities	947,405	851,723	537,219
Investment securities	98,175	114,728	162,397
Other	396,951	384,496	143,615
Total interest income	19,932,199	16,147,768	15,077,714

Interest Expense:
Deposits (note 6)	9,036,423	7,397,718	7,021,354
Advances and other borrowings	498,612	506,831	810,335
Total interest expenses	9,535,035	7,904,549	7,831,689

Net interest income	10,397,164	8,243,219	7,246,025
Provision for Loan Losses (note 3)	2,640,000	509,067	6,163
Net interest income after provision
for loan losses	7,757,164	7,734,152	7,239,862

Other Income:
Loan fees	562,736	689,792	940,526
Deposit service charges	1,937,686	1,432,190	961,006
Gain on sale of branch (note 11)	-	766,511	-
Other operating income	206,274	5,754	95,602
Total other income	2,706,696	2,894,247	1,997,134

Other Expenses:
Salaries and employee benefits	3,959,488	3,296,024	2,940,466
Net occupancy expense	1,691,623	1,389,860	1,234,569
Data processing expenses	89,613	128,481	172,184
Postage	239,813	135,324	105,134
Office supplies	260,355	353,600	176,128
Amortization of intangibles	95,628	101,322	111,720
Federal insurance premiums	54,019	130,727	82,971
Other operating expenses	1,732,515	1,450,818	1,181,583
Total other expenses	8,123,054	6,986,156	6,004,755

Income before income taxes	2,340,806	3,642,243	3,232,241
Income Tax Expense (note 9)	909,151	1,422,189	1,217,839

Net Income	$ 1,431,655	$ 2,220,054	$ 2,014,402

Net Income Per Share:
Basic	$ 0.20	$ 0.31	$ 0.28
Diluted	$ 0.19	$ 0.29	$ 0.27
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
First Georgia Holding, Inc. and subsidiary

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earning	Total
Balance, September 30, 1997	$ 6,867,717	$ 407,799	-	$ 6,071,754	$13,347,270
Exercise of stock options	330,824	(91,160)	-	-	239,664
Income tax benefit resulting from exercise of stock options	-	400,762	-	-	400,762
Net income	-	-	-	2,014,402	2,014,402
Cash dividends, $0.0444 per share	-	-	-	(319,937)	(319,937)
Fractional shares related to stock split paid in cash	(83)	(866)	-	-	(949)

Balance, September 30, 1998	7,198,458	716,535	-	7,766,219	15,681,212

Net income	-	-	-	2,220,054	2,220,054
Cash dividends, $0.08 per share	-	-		(575,873)	(575,873)
Fractional shares related to stock split paid in cash	(87)	(795)		-	(882)

Balance, September 30, 1999	$ 7,198,371	$ 715,740		$ 9,410,400	$ 17,324,511
Purchase of treasury stock	-	-	$ (713,813)
Purchase of treasury stock and Simultaneous exercise of stock Options	363,487	(363,487)	713,813	-	713,813
Exercise of stock options	151,875	44,044	-	-	195,919
Net Income				1,431,655	1,431,655
Cash Dividends, $0.08 per share				(596,479)	(596,479)

Balance, September 30, 2000	$7,713,733	$396,297	$ -	$10,245,576	$18,355,606
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Georgia Holding, Inc. and subsidiary
	Years Ended September 30,
	2000	1999	1998
Operating Activities
Net income	$ 1,431,655	$ 2,220,054	$ 2,014,402
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,640,000	509,067	6,163
Depreciation and amortization, net of accretion	746,065	678,709	571,186
Amortization of intangibles	95,628	101,322	111,720
Amortization of net deferred loan fees	(249,286)	(169,382)	(96,007)
Gain on sale of branch	-	(766,511)	-
Gain on sale of real estate owned	(16,315)	(18,514)	(30,310)
Loss on sale of premises and equipment	7,205	-	-
Loss on sale of securities	-	-	3,125
Deferred income tax (benefit) expense	(384,031)	(220,325)	(34,682)
Increase in accrued interest receivable	(302,093)	(152,769)	(92,670)
Increase in other assets	(251,582)	(72,269)	(283,126)
Decrease in advance payments by borrowers for
property taxes and insurance	(11,006)	(7,273)	(8,706)
(Decrease) increase in accrued expenses
and other liabilities	(42,822)	(517,663)	1,185,639
Net cash provided by operating activities	3,663,418	1,584,446	3,346,734
Investing Activities
Principal payments received on mortgage-backed
securities	1,754,133	3,792,002	2,148,379
Maturities of investment securities	325,000	-	1,600,000
Proceeds from sale of investment securities	-	-	246,875
Purchase of investment securities	(5,497,496)	(6,673,361)	(5,956,881)
Loan originations, net of principal repayments	(22,955,322)	(22,588,447)	(14,143,152)
Purchase of premises and equipment	(1,450,877)	(1,146,090)	(1,953,859)
Proceeds from sale of real estate owned	5,000	745,267	654,219
Proceeds from sale of repossessed assets	29,100	-	-
Proceeds from sale of premises and equipment	10,750	16,778	89,777
Purchase of FHLB stock	(54,800)	-	-
Proceeds from redemption of FHLB stock	-	322,800	-
Net cash used in investing activities	(27,834,512)	(25,531,051)	(17,314,642)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
First Georgia Holding, Inc. and subsidiary
	Years Ended September 30,
	2000	1999	1998
Financing Activities
Net increase in deposits	$ 40,872,355	$ 19,108,653	$ 33,000,169
Net liabilities of branch assumed by purchaser,
net of gain	-	(7,909,400)	-
Proceeds from FHLB advances	-	7,500,000	16,350,000
Repayment of FHLB advances	(6,100,000)	(7,500,000)	(22,100,000)
Net (decrease) increase in federal funds purchased	(2,860,000)	2,860,000	-
Net proceeds from exercise of stock options	195,919	-	239,664
Dividends and fractional shares	(596,479)	(576,755)	(320,886)
Net cash provided by financing activities	33,511,795	13,482,498	27,168,947
Increase (decrease) in cash and cash equivalents	9,340,701	(10,464,107)	13,201,039
Cash and cash equivalents at beginning of year	7,246,059	17,710,166	4,509,127
Cash and cash equivalents at end of year	$ 16,586,760	$ 7,246,049	$ 17,710,166
Supplemental disclosure of cash paid during year for:
Interest	$ 9,334,000	$ 7,959,000	$ 7,755,000
Income taxes	$ 1,649,000	$ 1,193,000	$ 1,784,000

Supplemental disclosure of non-cash activities:

Loans receivable of approximately $758,000, $302,000 and $782,000 were transferred to real estate owned during the years ended September 30, 2000, 1999, and 1998, respectively.

Sales of real estate owned totaling approximately $757,000, $538,000 and $12,500 for the years ended September 30, 2000, 1999 and 1998, respectively, were financed by the Bank.

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

(k) Net Income Per Share

The Company accounts for net income per share in accordance with Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Basic net income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the potential dilutive securities that could share in the earnings.

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

(m) Reclassifications

Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the presentation adopted in 2000.

  Summary of Significant Accounting Policies (Cont'd)
  Recent Accounting Pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company completed its evaluation of the various issues related to SFAS 133, including performing an inventory of derivative and embedded derivative instruments and has determined that, for the year ended September 30, 2000, the Company has no derivative instruments as defined by SFAS 133. As a result, when the Company adopts SFAS 133, as amended by SFAS 138, on October 1, 2000, there will be no impact on the consolidated balance sheet, statement of operations or statement of cash flows of the Company.

(2) Investment Securities Held to Maturity

Investment securities held to maturity consist of the following:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2000:

Mortgage-backed securities and SBA's	$ 16,692,276	$ 101,089	$ 502,311	$ 16,291,054
State and municipal	1,185,845	4,202	5,421	1,184,626
	$ 17,878,121	$ 105,291	$ 507,732	$ 17,475,680

September 30, 1999:

Mortgage-backed securities and SBA's	$ 13,597,058	$ 41,831	$ 518,271	$ 13,120,618
State and municipal	845,000	2,886	2,497	845,389
	$ 14,442,058	$ 44,717	$ 520,768	$ 13,966,007

A summary of investment and mortgage-backed securities by maturity as of September 30, 2000 is shown below. The entire principal amount of mortgage-backed securities is shown in the year of contractual maturity. Expected maturities will differ from the maturities shown because borrowers have the right to prepay obligations without prepayment penalties, and principal is paid down over the contractual life of the mortgage-backed securities.
	Amortized Cost	Fair Value

Due within 1 year	$ 200,000	$ 199,462
Due after 1 year through 5 years	939,942	936,725
Due after 5 years through 10 years	1,791,361	1,776,432
Due after 10 years	14,946,818	14,563,061
	$ 17,878,121	$ 17,475,680

At September 30, 2000 and 1999, the Company had pledged approximately $11,540,000 and $11,642,000, respectively, of its securities to government and municipal depositors.

  Loans Receivable

Loans receivable at September 30, are summarized as follows:
	2000	1999
Real estate mortgage loans	$ 128,039,030	$ 108,769,659
Real estate construction loans	35,871,217	33,644,439
Consumer loans	17,089,161	14,801,585
Commercial and other loans	15,285,001	17,480,590
	196,284,409	174,696,273

Less:
Deferred loan fees and
costs, net	(212,055)	(202,866)
Unearned interest income	(63,274)	(61,250)
Allowance for loan losses	(2,364,704)	(1,235,566)
	$ 193,644,376	$ 173,196,591

An analysis of the activity in the allowance for loan losses is as follows:
	2000	1999	1998
Balance at beginning of year	$ 1,235,566	$ 968,632	$ 1,012,322
Provision for loan losses	2,640,000	509,067	6,163
Recoveries	142,448	57,016	193,904
Charge-offs	(1,653,310)	(299,149)	(243,757)
Balance at end of year	$ 2,364,704	$ 1,235,566	$968,632

At September 30, 2000 and 1999, the Bank had nonaccrual loans aggregating approximately $3,720,000 and $2,009,000, respectively. The effects of carrying nonaccrual loans during 2000, 1999 and 1998 resulted in a reduction of interest income of approximately $136,000, $56,000, and $50,000, respectively.

The following is a summary of information pertaining to impaired loans:
September 30,
	2000	1999
Impaired loans with a valuation allowance	$ 600,313	$ -
Impaired loans without a valuation allowance	-	-
Total impaired loans	$ 600,313	$ -

Valuation allowance related to impaired loans	$ 445,000	$ -

Years ended September 30,
	2000	1999	1998
Average Investment in impaired loans	$ 1,668	$ -	$ -
Interest income recognized on impaired loans	$ -	$ -	$ -
Interest income recognized on a cash basis on impaired loans	$ -	$ -	$ -

No additional funds are committed to be advanced in connection with impaired loans.

  Loans Receivable (Cont'd)

At September 30, 2000 and 1999, the Bank had no loans held for sale.

The Bank has direct and indirect loans outstanding to certain directors and executive officers. All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 2000 and 1999:
	2000	1999

Balance at beginning of year	$ 5,558,158	$ 4,105,252
New borrowings	8,740,703	7,841,767
Repayments	(9,496,073)	(6,388,861)
Balance at end of year	$ 4,802,788	$ 5,558,158

As of September 30, 2000, 1999, and 1998, the Bank was servicing loans for others under a participation agreement, aggregating approximately $11,652,000, $10,339,000, and $9,050,000, respectively.

(4) Premises and Equipment

Premises and equipment at September 30 are summarized as follows:
	2000	1999
Land	$ 893,410	$ 541,681
Buildings and improvements	3,504,509	2,594,571
Buildings under capital lease	403,466	403,466
Leasehold improvements	197,674	197,674
Construction in progress	-	455,672
Furniture, equipment, and automobiles	5,157,595	4,562,927
	10,156,654	8,755,991
Less accumulated depreciation
and amortization	(4,586,896)	(3,855,390)
Premises and equipment, net	$ 5,569,758	$ 4,900,601

  Accrued Interest Receivable

Accrued interest receivable at September 30 is summarized as follows:

	2000	1999
Loans	$ 1,348,324	$ 1,103,938
Investment securities	25,917	10,378
Mortgage-backed securities	133,451	91,283
	$ 1,507,692	$ 1,205,599

(6) Deposits

Deposits are summarized at September 30 as follows:
	2000		1999
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Non-interest demand deposits	$ 23,051,347		$ 19,956,065	-
Negotiable orders of withdrawal	20,326,455	1.00%	18,529,250	1.25%
Money market deposit accounts	17,177,354	2.35%	14,822,775	2.35%
Savings deposits	9,924,586	2.30%	9,190,323	2.30%
Certificates of deposits:
Certificates less than $100,000	128,908,300	6.21%	94,377,112	5.64%
Jumbo certificates	14,658,674	6.52%	16,298,836	5.76%
	$ 214,046,716	5.16%	$ 173,174,361	4.37%

Interest expense on deposits is summarized below:
	2000	1999	1998
Negotiable orders of withdrawal	$ 189,363	$ 201,890	$ 164,909
Money market deposit accounts	543,966	341,899	173,482
Savings deposits	190,971	167,003	118,948
Certificates of deposit:
Certificates less than $100,000	7,195,245	5,656,830	5,276,408
Jumbo certificates	949,261	1,063,907	1,317,845
Less:
Early withdrawal penalties	(32,383)	(33,811)	(30,238)
	$ 9,036,423	$ 7,397,718	$ 7,021,354

At September 30, 2000, the rates on deposits were as follows:

Negotiable orders of withdrawal 1.00%

Money market deposit accounts 2.35%

Savings deposits 2.30%

Certificates of deposits 2.30-7.52%

As of September 30, 2000, and 1999, the Bank had no brokered deposits.

The amount and maturities of certificates of deposits at September 30, 2000 are as follows:
Year Ending September 30,	Amount
2001	$ 111,709,044
2002	13,914,695
2003	7,290,321
2004	8,025,815
2005	2,410,972
After 2005	216,127
$ 143,566,974

  Federal Home Loan Bank Advances And Other Borrowed Funds

  Advances from the Federal Home Loan Bank at September 30 are summarized as follows:

	2000		1999
Due During Year Ending		Weighted		Weighted
September 30,	Amount	Average Rate	Amount	Average Rate
2000	$ -	-	$ 6,100,000	6.19%
2002	500,000	7.90%	500,000	7.90%
2008	2,000,000	5.51%	2,000,000	5.51%
	$ 2,500,000	5.99%	$ 8,600,000	6.13%

  The Bank has the ability to borrow additional funds from the Federal Home Loan Bank. The advances and any future borrowings are collateralized by certain qualifying real estate loans under a security agreement with the Federal Home Loan Bank. Additionally, all stock of the Federal Home Loan Bank is pledged as collateral for the advances.

  First Georgia Holding, Inc. obtained a line of credit for up to $3,000,000 from the Bankers Bank in March 2000. Interest is payable quarterly at the Prime rate minus 50 basis points (9% at September 30, 2000). All of the issued and outstanding shares of capital stock of First Georgia Bank is pledged as collateral for this line of credit. As of September 30, 2000, the Company had borrowed $2,000,000 against this line of credit. The line of credit matures on March 31, 2002 with an option to extend until March 31, 2012.

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

  Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the OTS, requires the Bank to maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. The Bank is also subject to prompt corrective action requirements set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and core capital (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

  Stockholders' Equity and Regulatory Matters (Cont'd)

As of September 30, 2000, the most recent notification date from the OTS, the Bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized," the Bank must maintain minimum core, and total capital and tier 1 capital ratios of at least 5%, 10%, and 6%, respectively. There are no conditions or events since that notification that management believes have changed the institution's category.
	Actual		For Capital Adequacy Purposes (For OTS Purposes)		To Be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
As of September 30, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital (to tangible assets)	$ 19,665,000	8.24%	$ 3,579,000	1.50%	N/A	N/A
Core Capital (to adjusted tangible assets)	20,263,000	8.47%	9,567,000	4.00%	$ 11,959,000	5.00%
Total capital (to risk-weighted assets)	21,994,000	10.61%	16,578,000	8.00%	20,722,000	10.00%
Tier 1 capital (to risk-weighted assets)	20,263,000	9.78%	N/A	N/A	12,428,000	6.00%

	Actual		For Capital Adequacy Purposes (For OTS Purposes)		To Be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
As of September 30, 1999	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital (to tangible assets)	$ 16,601,000	8.17%	$ 3,048,000	1.50%	N/A	N/A
Core Capital (to adjusted tangible assets)	17,294,000	8.48%	8,155,000	4.00%	$ 10,194,000	5.00%
Total capital (to risk-weighted assets)	18,530,000	10.13%	14,639,000	8.00%	18,298,000	10.00%
Tier 1 capital (to risk-weighted assets)	17,294,000	9.45%	N/A	N/A	10,979,000	6.00%

  Income Taxes

The components of income tax expense are as follows:
	2000	1999	1998
Federal: Current	$ 1,143,255	$ 1,445,959	$ 1,119,135
Deferred	(323,395)	(185,500)	(29,200)
	819,860	1,260,459	1,089,935

State: Current	149,927	196,554	133,386
Deferred	(60,636)	(34,825)	(5,482)
	89,291	161,729	127,904
	$ 909,151	$ 1,422,188	$ 1,217,839

  Income Taxes (Cont'd)

The difference between the actual provision for income taxes and income taxes computed at the Federal statutory rate of 34% is as follows:
	2000	1999	1998
Federal taxes at statutory rate	$ 795,874	$ 1,238,364	$ 1,098,962
Increase (decrease) resulting from:
State income taxes, net	52,217	146,840	88,035
Amortization of intangibles	8686	(6,289)	9,079
Tax exempt income	(6,828)	(10,425)	(8,471)
Other, net	59,202	53,698	30,234
	$ 909,151	$ 1,422,188	$ 1,217,839

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2000 and 1999 are presented below:
	2000	1999
Deferred tax assets:
Allowance for loan losses	$ 889,089	$ 459,728
Deferred loan costs	80,496	77,008
Property cost basis differences	-	4,458
Accrued liability	-	32,657
Total gross deferred tax assets	969,585	573,851
Less valuation allowance	-	-

Net deferred tax assets	969,585	573,851

Deferred tax liabilities:
FHLB stock dividends	127,763	127,763
Depreciation	45,781	34,078

Total deferred tax liabilities	173,544	161,841
Net deferred tax assets	796,041	412,010

Prior to January 1, 1996, under the Internal Revenue Code ("Code"), the Company was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Company to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deductions or actual loss experience. Retained earnings at September 30, 2000 include approximately $248,000 for which no deferred Federal income tax liability has been recognized. The amounts represent an allocation of income for bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

(10) Leases

On September 28, 1987, the Bank entered into a sale-leaseback of one of its branches. The facility has been capitalized and the related obligation is recorded as a liability in the accompanying financial statements based on the present value of future minimum lease payments. The lease term expires August 28, 2007. Premises and equipment includes buildings under capital leases of $403,466 at September 30, 2000 and 1999 and accumulated amortization of $246,243 and $222,243 at September 30, 2000 and 1999, respectively.

The present value of future minimum capital lease payments as of September 30, 2000, are:
Year ending September 30,
2001	$ 39,348
2002	39,348
2003	39,348
2004	39,348
2005	39,348
2006 and later years	78,696
Total minimum lease payments	275,436
Less amount representing interest at 10%	(81,641)
Present value of future minimum capital lease payments	$ 193,795

During the year ended September 30, 2000, the Bank terminated its operating lease for an operating facility that was replaced by a new, permanent branch facility. The balance of the lease was paid off based on the net present value of the future lease payments and no further liability exists.

Total rent expense was approximately $89,000, $48,000, and $94,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

(11) Sale of Branch

Effective April 30, 1999, the Bank completed the sale of its Blackshear branch, which had deposits of approximately $9,000,000 and net premises and equipment of $52,037. This transaction resulted in a gain of $766,511 which is reported separately in the accompanying consolidated statements of operations.

(12) Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan (the Plan) which covers substantially all of its employees. The Company matches 50% of employee contributions to the Plan, up to 3% of an employee's salary. The Company contributed $68,849, $45,747, and $39,712 to the Plan in 2000, 1999, and 1998, respectively.

Also, the Company has an Employee Stock Purchase Plan which covers substantially all of its employees. Employees pay 85% of the price at which the Company buys its stock in the open market. During 2000 and 1999, approximately 16,000 shares and 8,000 shares, respectively, were purchased by employees. As a result of such employee stock purchases, the Company incurred employee benefits expense of approximately $15,000, $12,000 and $12,000 for the years ended September 30, 2000, 1999 and 1998, respectively .

(13) Stock Option Plan

During 1995, the Company adopted a nonqualified Stock Option Plan (the 1995 Option Plan). The Company has reserved 1,033,125 shares of common stock for issuance under the 1995 Option Plan. The Company also has a nonqualified Stock Option Plan (the Option Plan) adopted prior to 1995. The Company has 37,970 options outstanding under this plan.

If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 2000, 1999 and 1998 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been adjusted to the pro forma amounts indicated below:
September 30,	2000	1999	1998
Net Income
As Reported	$ 1,431,655	$ 2,200,540	$ 2,014,402
Proforma	1,376,494	2,164,893	2,014,402

Net Income Per Share - Basic
As Reported	0.20	0.31	0.28
Proforma	0.19	0.30	0.28

Net Income Per Share - Diluted
As Reported	0.19	0.29	0.27
Proforma	0.18	0.29	0.27

Outstanding options, consisting of five-year incentive stock options, vest and become exercisable over a five-year period from date of grant. The outstanding options expire five years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable five-year period.

Options for a total of 360,000 shares were granted on September 23, 1998. Under SFAS No. 123, for pro forma disclosure purposes, the fair value of such options of $663,722 is to be expensed over the vesting period of five years. As such options were issued at the end of fiscal 1998, the amount of compensation expense for the year ended September 30, 1998 for pro forma purposes was insignificant. There were no stock options granted in 2000 or 1999.

Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Binomial option-pricing model with the following weighted-average assumptions used for grants in 1998: dividend yield of 1.50%, expected volatility of 33%, risk-free interest rate of 4.67%, and an expected life of 5 years.

A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of September 30, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

(13) Stock Option Plan (Cont'd)

Such amounts have been adjusted to reflect 50% stock dividends accounted for as 3-for-2 stock splits in each of the years ended September 30, 1999 and 1998.
	2000		1999		1998
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding - October 1	1,056,095	$ 3.00	1,056,095	$ 3.00	1,026,918	$ 1.14
Granted	-	-	-	-	360,000	6.21
Exercised	(658,125)	1.38	-	-	(330,823)	0.72
Cancelled	-	-	-	-	-	-
Outstanding - September 30	397,970	$ 5.68	1,056,095	$ 3.00	1,056,095	$ 3.00

Options exercisable at year end	127,970	$ 4.36	741,095	$ 1.62	696,095	$ 1.34
Fair value of options granted During the year	-		-		$ 1.84

The following table summarizes information about fixed stock options outstanding at September 30, 2000:
Exercise Price	Options Outstanding	Options Exercisable	Weighted Average Remaining Life
$ 0.66	37,970	37,970	1.63
5.92	180,000	90,000	2.98
6.51	180,000	-	2.98
	397,970	127,970

Remaining non-exercisable options as of September 30, 2000 become exercisable as follows:
2001	105,000
2002	105,000
2003	60,000
270,000

(14) Net Income Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share.
	Years Ended September 30,
	2000	1999	1998
Weighted average number of common shares outstanding - Basic	7,315,984	7,198,426	7,113,319
Incremental shares from the assumed conversion of stock options	267,196	333,113	374,610
Total - Diluted	7,583,180	7,531,539	7,487,929

(14) Net Income Per Share (Cont'd)

The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to the amount that the Company would receive upon the exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the average market price during the period.

(15) Condensed Financial Information of First Georgia Holding, Inc. (Parent Only)

First Georgia Holding, Inc., was organized December 16, 1987. The following represents parent company only condensed financial information.
	September 30,
Condensed Balance Sheets	2000	1999

Assets
Cash	$ 93,316	$ 30,591
Other assets	-	-
Investment in subsidiary	20,262,276	17,293,920
Total assets	$ 20,355,592	$ 17,324,511
Liabilities and Stockholders' Equity
Other borrowed funds	$ 2,000,000	-
Stockholders' Equity
Common stock	$ 7,713,733	$ 7,198,371
Additional paid-in capital	396,297	715,740
Retained earnings	10,245,576	9,410,400
Total liabilities and stockholders' equity	$ 20,355,606	$ 17,324,511

	Years Ended September 30,
Condensed Statements of Operations	2000	1999	1998

Dividends from Bank	$ 555,000	$ 584,000	$ 85,000
Expenses	(91,715)	(4,040)	(1,015)
Income before equity in undistributed income of Bank	463,285	579,960	83,985
Equity in undistributed income of Bank	968,370	1,640,094	2,007,300
Income tax expense	-	-	76,883
Net Income	$ 1,431,655	$ 2,220,054	$ 2,014,402
  Condensed Financial Information of First Georgia Holding, Inc. (Parent Only) (Cont'd)
	Years Ended September 30,
Condensed Statements of Cash Flows	1999	1998	1997

Operating Activities:
Net income	$ 1,431,655	$ 2,220,054	$ 2,014,402
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(968,370)	(1,640,094)	(2,007,300)
Decrease in other assets	-	-	76,889
Net cash provided by operating activities	463,285	579,960	83,991
Investing Activities:
Distribution of Capital to subsidiary	(2,000,000)	-	-
Financing Activities:
Dividends paid on common stock	(596,479)	(575,873)	(319,937)
Fractional shares related to stock split paid in cash	-	(882)	(949)
Net proceeds from exercise of stock options	195,919	-	239,664
Proceeds from other borrowed funds	2,000,000	-	-
Net cash provided by (used in) financing activities	1,599,440	(576,755)	(81,222)
Increase (decrease) in cash and cash equivalents	62,725	3,205	2,769
Cash and cash equivalents at beginning of year	30,591	27,386	24,617
Cash and cash equivalents at end of year	$ 93,316	$ 30,591	$ 27,386

The primary source of funds available to the Company to pay stockholder dividends and other expenses is dividends from its Bank. Regulatory agencies impose restrictions on the amount of dividends that may be declared by the Bank and require maintenance of minimum capital amounts. For the year ended September 30, 2000, all dividends declared by the Bank were approved by the OTS.

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

(17) Fair Value of Financial Instruments (Cont'd)

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

Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments are based on a comparison with terms, including interest rate and commitment periods currently being offered in similar agreements, taking into account credit worthiness of the counter parties. The carrying and fair values of off-balance-sheet instruments at September 30, 2000, are the same based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

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

Other Borrowed Funds: For variable rate borrowings that reprice frequently, fair values approximate carrying values.

(17) Fair Value of Financial Instruments (Cont'd)

The following is a summary of the Company's Financial instruments at September 30, 2000 and 1999:
	2000		1999
	Carrying Value	Estimated Value	Carrying Value	Estimated Value
Assets

Cash and due from banks	$ 6,380,000	$ 6,380,000	$ 6,785,000	$ 6,785,000
Interest bearing deposits in other financial institutions	366,000	366,000	461,000	461,000
Federal funds sold	9,840,000	9,840,000	-	-
Investment securities	17,878,000	17,476,000	14,442,000	13,966,000
Loans	193,644,000	194,485,000	173,197,000	173,161,000

Liabilities

Deposits:
Non-interest bearing	23,051,000	23,051,000	19,956,000	19,956,000
Interest-bearing demand and savings	47,428,000	47,428,000	42,542,000	42,542,000
Certificates of deposit	143,567,000	143,735,000	110,677,000	111,060,000
Federal Home Loan Bank advances	2,500,000	2,393,000	8,600,000	8,542,000
Other borrowed funds	2,000,000	2,000,000	-	-
Federal Funds Purchased	-	-	2,860,000	2,860,000

(18) Off-Balance Sheet Activities

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby letters of credit and commercial letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.

The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

As of September 30, 2000 and 1999, the following financial instruments were outstanding whose contract amounts represent credit risk:
	Contract Amount
	2000	1999
	(approximately)
Commitments to grant loans	$ -	$ 100,000
Unfunded commitments under lines of credit	27,922,000	30,377,000
Commercial and standby letters of credit	2,371,000	466,000
Credit cards	2,071,000	1,696,000

(18) Off-Balance Sheet Activities (Cont'd)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The commitments for equity lines of credit may expire without being drawn upon. Therefore, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank, is based on management's credit evaluation of the customer.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements, are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Commercial and standby letters-of-credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those letters-of-credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters-of-credit is essentially the same as that involved in extending loan facilities to customers. The Bank generally holds collateral supporting those commitments if deemed necessary.

  Fourth Quarter Transactions

In the fourth fiscal quarter of 2000, management determined that, based on a review of its loan portfolio, an increase of $1,160,000 to the allowance for loan losses, including a specific allowance of $445,000 on two impaired loans was necessary. Management believes there is a potential for partial or full collection of the impaired loans. However, because the future cash flows from the borrowers could not be determined, a specific valuation allowance equal to 100% of the non-collateralized portion of the credit was established. Additionally, approximately $1,363,000 of loans were charged-off in the fourth quarter. The combined effect of the increase to the general and specific allowances resulted in a provision for loan losses of $2,375,000 for the fourth quarter. Management also reviewed all outstanding credits of similar nature and determined that none of these other credits possessed the weakness identified with the impaired loans.

Selected consolidated financial data is presented below as of and for each of the years in the five-year period ended September 30, 2000
	(Dollars in thousands, except per share data)
	September 30,
	2000	1999	1998	1997	1996
Balance Sheet Data:
Total assets	$239,185	204,296	190,463	159,701	146,915
Loans receivable, net	$193,645	173,197	151,253	137,865	122,431
Total investments	$17,878	14,442	11,565	9,634	10,326
Deposits	$214,047	173,174	162,890	129,890	121,554
Borrowings	$4,500	11,460	8,600	14,350	11,192
Stockholders' equity	$18,356	17,325	15,681	13,347	11,916
Book value per share	$2.38	2.41	2.18	1.94	1.74
Number of shares outstanding	7,713,733	7,198,371	7,198,458	6,867,717	6,867,717

	Year Ended
	September 30,
	2000	1999	1998	1997	1996
Income Statement Data:
Interest income	$19,932	16,148	15,078	12,784	11,794
Interest expense	9,535	7,905	7,832	6,939	6,549
Net interest income	10,397	8,243	7,246	5,845	5,245
Provision for loan losses	2,640	509	6	310	48
Other income	2,707	2,894	1,997	1,643	1,004
Other expense	8,123	6,986	6,005	4,746	4,347
SAIF special assessment	-	-	-	-	727

Income before income taxes	2,341	3,642	3,232	2,432	1,127

Income tax expense	909	1,422	1,218	838	364

Net income	$1,432	2,220	2,014	1,594	763

Income per share
Basic	$0.20	0.31	0.28	0.23	0.23
Fully diluted	0.19	0.29	0.27	0.21	0.21
	At or For Year Ended September 30,
	2000	1999	1998	1997	1996
Other Data:
Net income to average assets	0.61%	1.11%	1.21%	1.04%	0.87%
Net income to average equity	7.79%	13.59%	14.60%	12.55%	10.32%
Average equity to average assets	7.87%	8.15%	8.29%	8.28%	8.40%
Number of full-service offices	6	6	7	7	8

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

Capital Resources

The following is reconciliation at September 30, 2000 of the Bank's capital under generally accepted accounting principles to regulatory capital.
MD& A CAPITAL SPREADSHEETS

First Georgia Bank
Stockholder's equity	$ 20,263,000
Less:
Intangible assets	598,000
Tangible Capital	19,665,000
Plus:
Qualifying intangible assets	598,000
Core capital	20,263,000
Plus:
General allowance for loan losses	2,365,000
Less:
Deduction for loans greater than 80% LTV	(634,000)
Risk-based capital	$ 21,994,000

Current regulations require financial institutions to have minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8.0%. The minimum core capital or leverage ratio also may be increased by the Office of Thrift Supervision (the OTS) based on its assessment of the institution's risk management systems and the level of overall risk in the individual institution. At September 30, 2000 the Bank was in compliance with its minimum capital requirements.

The Bank's regulatory capital and the required minimum amounts, at September 30, 2000, are summarized in the following table.
	Bank Capital		Required Minimum Amount		Excess (Deficiency)
	%	$	%	$	%	$
Tangible capital	8.24	19,665,000	1.50	3,579,000	6.74	16,086,000
Core capital	8.47	20,263,000	4.00	9,567,000	4.47	10,696,000
Risk-based capital	10.61	21,994,000	8.00	16,578,000	2.61	5,416,000

As of September 30, 2000, the Bank exceeded all the required minimum capital amounts as demonstrated by the chart above. The Bank had strong earnings during the year which helped to strengthen its capital position.

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

At September 30, 2000, the Bank's total risk-based ratio, tier 1 risk-based ratio, and leverage ratio were 10.61%, 9.78%, and 8.47%, respectively, placing the Bank in the well-capitalized category under FDICIA for each ratio.

Liquidity

First Georgia has traditionally maintained levels of liquidity in excess of levels required by regulatory authorities. As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments in an amount equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 8.55% and 5.88% at September 30, 2000 and 1999, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments, new deposits and excess liquid assets. While significant loan demand, deposit withdrawal, increased delinquencies and increased foreclosed properties could alter this condition, the Bank has sufficient borrowing capacity through Federal Home Loan Bank advances and other short-term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for fiscal 2001.

Asset/Liability Management

First Georgia has implemented a program of asset/liability management to limit the Bank's vulnerability to material and prolonged increases in interest rates (interest rate risk). The principal determinant of the exposure of the Bank's earnings to interest rate risk is the difference in the time between interest rate adjustments or maturities on interest-earning assets and interest rate adjustments or maturities of interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and if the interest rates earned on its assets and paid on its liabilities moved concurrently, which is not the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Bank's asset/liability management policy seeks to increase the adjustability of the interest rates earned on its assets and paid on its liabilities and to match the maturities of its interest-earning assets and interest-bearing liabilities so that the Bank will be able to restructure and reprice its asset portfolio in a relatively short period to correspond to changes in its cost and flow of funds. The Bank's policy also seeks to encourage the flow of deposits into longer-term certificates during periods of lower interest rates and to emphasize shorter-term accounts during periods of high rates. During fiscal 2000, the Bank actively managed its interest rate risk by limiting its lending to short-term fixed rate balloon notes or adjustable rate loans and shortening the maturity on its deposits.

It is a policy of First Georgia not to originate for its own portfolio any fixed-rate residential mortgage loans that exceed 15 years. This allows First Georgia to better match the maturities of its assets and liabilities, thereby limiting interest rate risk. Similarly, the Bank emphasizes the origination of commercial real estate loans, construction loans, consumer loans and commercial loans with either adjustable rates or short maturities.

The interest rate sensitivity of the Bank's assets and liabilities provides an indication of the extent to which the Bank's net interest income may be affected by interest rate movements. The concept of interest rate sensitivity recognizes that certain assets and liabilities have interest rates that are subject to change prior to maturity. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracting interest rate sensitive liabilities from interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. To the extent that the gaps are close to zero, net interest income can be considered to be relatively immune from interest rate movements. The following table sets forth the Bank's interest-earning assets and interest-bearing liabilities at September 30, 2000. The information presented, however, may not be indicative of actual future trends of net interest income in rising or declining interest rate environments.

		Over One	Over Five	Over
	One Year	Through	Through	Ten
	or Less	Five Years	Ten Years	Years
	(in thousands)
Interest-earning assets (IEA's):
Investments	$ 200	940	1,792	14,946
Interest earning deposits and
federal funds sold	9,840	-	-	-
Loans	81,633	44,968	14,483	55,200
Total	91,673	45,908	16,275	70,146

Interest-bearing liabilities (IBL's):
Demand deposits	$ 326	-	-	-
Savings an money market deposits	27,102	-	-	-
Other time deposits	111,709	31,642	209	7
Debt	-	2,500	2,000	-
Total	139,137	34,142	2,209	7

Interest sensitivity gap	$ (47,464)	11,766	14,066	70,139
Cumulative gap	$ (47,464)	(35,698)	(21,632)	48,507
Ratio of IEA's to IBL's	0.66	1.34	7.37	10,020.86
Cumulative ratio of IEA's to IBL's	0.58	0.79	0.88	1.28

COMPARISON OF YEARS ENDED SEPTEMBER 30, 2000 AND 1999

Results of Operations

General

First Georgia Holding, Inc. reported net income of $1,431,655, a decrease of $788,399. This decrease is due primarily to the increase in provision for loan losses of $2,130,933. Net interest income after provision for loan losses increased $23,012. Other income decreased $187,551 and other expenses increased $1,136,898. Several factors discussed below contributed to the increases and decreases in these areas.

Interest Income

Total interest income increased $3,784,431 for the year, or 23.44%. Interest income on loans increased $3,692,847, or 24.96%, which was the major factor for this increase in interest income. Average loans for the year increased by more than $30,000,000 during the year ended September 30, 2000, resulting in higher interest income. The Bank increased its position in mortgage-backed securities, resulting in a $95,682, or 11.23% increase. Investment income decreased by $16,553 or 14.43% for the year ended September 30, 2000 as compared to the same period last year. Because of increased deposit growth, the average balance of federal funds sold increased more than $9,000,000. These higher balances account for a $12,455, or 3.24% increase in other interest income.

Interest Expense

Total interest expense increased $1,630,486, or 20.63% for the year. This is attributable to an increase in average deposits of approximately $40,000,000. The Bank experienced substantial deposit growth over the year, which is attributable to the introduction of more competitive deposit products. While most of this growth was in interest-free checking accounts, the Bank concentrated on obtaining customers' total banking business, resulting in increased growth in interest-bearing time deposits. Interest expense on deposits increased $1,638,705, or 22.15%. Due to the increased deposit balances, the Bank was able to decrease its position in both Federal Home Loan Bank advances and federal funds purchased. These funding sources generally carry a higher cost than customer deposits. Interest expense on advances and other borrowings decreased $8,219, or 1.62% in year ended September 30, 2000 as compared to the year ended September 30, 1999.

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
	Year Ended September 30,			At September 30,
	(in percentages)
	2000	1999	1998	2000
Weighted average yield on:
Loans	9.58	9.13	9.57	9.10
Investment securities	6.76	6.55	6.84	6.33
Interest earning deposits in other banks	5.52	4.71	5.39	5.14
Total weighted average yield on all interest earning assets	9.24	8.73	9.33	9.08

Weighted average rate paid on:
Deposits	5.73	4.38	5.04	4.01
Other borrowings	5.57	5.40	5.98	5.39
Federal Home Loan Bank advances
Short term advances	7.90	6.21	4.98	6.25
Long term advances	5.51	5.69	7.86	6.18
Total weighted average rate paid on all interest-bearing liabilities	4.49	4.46	5.13	4.15
Weighted average interest rate spread (spread between weighted average yield on all interest-earning assets and rate paid on all interest-earning liabilities)	4.75	4.27	4.2	4.93
Net yield on average interest-earning assets (net interest income as a percentage of average interest-earning assets)	4.41	4.18	4.48	N/A

Provision for Loan Losses

The provision for loan losses for the fiscal year ended September 30, 2000 totaled $2,640,000, increasing $2,130,933 over the fiscal year 1999. The Bank had net charge-offs of $1,510,862 for the year and significant loan growth, which required an increase in the provision (see Allowance for Loan Losses). Net interest income after the provision for loan losses at September 30, 2000 increased $23,012, or .30% from the same period last year.

Other Income

Other income decreased $187,551, or 6.48% for the year. The largest component of this decrease is the sale of the Blackshear office during the year ended September 30, 1999, which netted $766,511. Deposit service charges increased $505,496, or 35.30% for the year ended September 30, 2000. This increase is attributable to the significant increase in deposit balances for the year. The increase in the number of deposits creates an increase in service charges and non-sufficient funds fees. Loan fees decreased $127,056, or 18.42% as the bank spent a full year on its new loan fee structure. Other operating income increased $200,520, which is primarily due to a $145,326 increase in ATM fees charged.

Other Expenses

Other expenses increased $1,136,898, or 16.27% for the year. Personnel related expenses had the largest increase, growing by $663,464, or 20.13%, for the year ended September 30, 2000. The Bank added more employees to maintain a superior level of customer service in response to the Bank's rapid growth. Occupancy expense also increased by $301,763, or 21.71%, for the year. The increase in occupancy expense is due to increased repairs and maintenance expenses of approximately $123,000 and an increase in depreciation expense of approximately $85,000 related to the new mall branch, which opened in April of fiscal year 2000. Office supplies decreased $93,245 or 26.37% during the year. This decrease is attributable to the expense incurred during fiscal 1999 related to changing forms to be processed by a new system purchased during the year. Data processing expense decreased $38,868, or 30.25% for the year. Most of the Bank's computer systems were in place by the beginning of the year, which helped control data processing expense. Federal Insurance premiums decreased 76,708 or 58.68% because of increased capital balances.

Income Tax Expense

The Company incurred $909,151 in income tax expense for the year based on applicable income tax rates at September 30, 2000.

Financial Condition

Assets

Total assets of the Company increased $34,889,662 from September 30, 2000 to September 30, 1999. Loans were the driving force behind this increase, as the net balances grew $20,447,785, or 11.81%. Loan demand remained strong throughout fiscal 2000, and management took advantage of this demand by offering competitive loan products and exceptional service. The increased deposit balances primarily funded the loan growth. The Bank did not have to extensively borrow on its existing federal funds line to meet the loan demand. Accordingly, federal funds sold increased $9,840,000. During the year, the Bank purchased more investments to hedge against any adverse rate conditions, which resulted in an increase in investment balances of $3,436,063, or 23.79%. Premises and equipment increased $669,157, or 13.65%, primarily due to the acquisition of land and materials for the new office located near the Colonial Mall of Brunswick, which opened in April of fiscal 2000 and the construction of a new location for the Information Technology department set to be complete by January 2001.

Allowance for Loan Losses

The allowance for loan losses increased $1,129,138 or 91.39% to $2,364,704 at September 30, 2000. The ratio of the allowance for loan losses to total loans was 1.21% at September 30, 2000 compared to 0.71% at September 30, 1999. This increase in the allowance resulted from Management's continuing review of the estimated inherent losses in the Bank's loan portfolio. Management examined the adequacy of the allowance in light of the following factors.

The Bank has sustained substantial charge-offs during 2000. Actual net charge-offs for this period were $1,510,862, an increase of $1,268,729 over last year. In addition, the Bank enjoyed a substantial increase in loans during the fiscal year ended 2000. This increase was due in part to extensive marketing efforts. Management felt it necessary to increase the provision for loan losses in light of the increase of charge-offs and loans. Management believes the reserve is adequate.

The following tables illustrate the Bank's allowance for loan losses and its problem loans. When a loan has been past due ninety days or more, Management reevaluates the loan and its underlying risk elements to determine if it should be placed on non-accrual status. These loans are loans for which unpaid interest is not recognized into income. Past due loans are loans which are ninety days or more delinquent and still accruing interest.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS
Table 1
	As of September 30,
	2000	1999	1998
Non-accruing Loans (1)
Real estate
Construction	$ 211,769	$ -	$ -
First mortgage	3,204,748	1,907,612	2,225,603
Second mortgage	182,759	79,781	117,619
Consumer	121,057	21,672	21,214
Total non-accruing loans	3,720,333	2,009,065	2,364,436
Past due loans (2)
Real estate
Construction	-	-	-
First mortgage	-	-	-
Second mortgage	-	-	-
Consumer	-	-	-
Total past due loans	-	-	-
Total non-accruing and past due loans	$ 3,720,333	$ 2,009,065	2,364,436
Percentage of total loans	1.90%	1.16%	1.56%
Real estate acquired through foreclosure	$ 314,338	$ 225,000	644,084
Total non-accruing and past due loans and non-performing assets.	$ 4,034,671	$ 2,234,065	$ 3,008,520

(1) Non-accruing loans are loans for which unpaid interest is not recognized into income.
(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
Table 2
	Year Ended September 30,
	2000	1999	1998
Beginning balance	$ 1,235,566	968,632	1,012,322
Loans charged-off:
Real estate construction	-	-	-
Real estate mortgage	540,371	56,589	179,995
Consumer and other	1,112,939	242,560	63,762
	1,653,310	299,149	243,757
Recoveries:
Real estate construction	-	-	-
Real estate mortgage	11,344	860	78,084
Consumer and other	131,104	56,156	115,820
	142,448	57,016	193,904

Net charge-offs	1,510,862	242,133	49,853

Provision charged to operations	2,640,000	509,067	6,163

Balance at end of period	$ 2,364,704	$ 1,235,566	968,632

Ratio of net charge-offs to average loans outstanding	0.78%	0.15%	0.03%

Ratio of allowance to total loans	1.21%	0.71%	0.64%

Liabilities

As mentioned previously, total deposits increased $40,872,355, or 23.60%. Much of this increase was in non-interest bearing deposits, as the Bank offers free checking to its customers. The Bank is well positioned to take advantage of the growing local market. With the increase in deposits, the Bank was able to decrease its position in FHLB advances. The balance of FHLB advances decreased $6,100,000 during the year ended September 30, 2000 as compared with the year ended September 30, 1999. The federal funds purchased account also decreased $2,860,000. Due to the increased deposit levels the Bank was able to sell federal funds on a regular basis during the year.

Other borrowed funds increased $2,000,000 during the year ended Spetember 30, 2000. This increase is due to the line of credit obtained by First Georgia Holding Company, Inc. from the Bankers Bank for up to $3,000,000. As of September 30, 2000, the Company had borrowed $2,000,000 against this line of credit. The interest is payable quarterly and all of the shares of issued and outstanding stock of First Georgia Bank are pledged as collateral for this line of credit.

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

Interest Income

Total interest income increased $1,070,054 for the year, or 7.10%. Interest income on loans increased $562,338, or 3.95%, which was the major factor for this increase in interest income. Average loans for the year increased by more than $13,000,000 during the year ended September 30, 1999, resulting in higher interest income that was partially offset by a 4.5% decrease in average yield on loans. The Bank increased its position in mortgage-backed securities, resulting in a $314,504 or 58.54% increase. Investment income decreased by $47,669 or 29.35% for the year ended September 30, 1999 as compared to the same time last year. As investments matured, much of that money was shifted into either the increased loan demand or mortgage backed securities, which had higher yields. Because of increased deposit growth, the average balance of interest bearing deposits and federal funds sold increased more than $5,000,000. These higher balances account for a $240,881, or 167.73% increase in other interest income.

Interest Expense

Total interest expense increased $72,860, or 0.93% for the year. This is attributable to an increase in average deposits of over $24,000,000 that was partially offset by the effects of a 13.1% decrease in the average rates on deposits. The Bank experienced substantial deposit growth over the year, which is attributable to the introduction of more competitive deposit products. While most of this growth was in interest free checking accounts, the Bank concentrated on obtaining customers' total banking business, resulting in increased growth in interest bearing time deposits. Interest expense on deposits increased $376,364, or 5.36%. With the deposit balances increasing steadily, the Bank was able to decrease its position in both Federal Home Loan Bank advances and Federal funds purchased. These funding sources generally carry a higher cost than customer deposits. Interest expenses on advances and other borrowings decreased $303,504, or 37.45% in the year ended September 30, 1999 as compared to the year ended September 30, 1998.

Other Income

Other income increased $897,113, or 44.92% for the year. The largest component of this increase is the sale of the Blackshear office, which netted $766,511. Deposit service charges increased $471,184 or 49.03%, for the year ended September 30, 1999. This increase is attributable to the immense increase in deposit balances for the year. The increase in the number of deposits creates an increase in service charges and non-sufficient funds fees. Loan fees decreased $250,734, or 26.66% as the bank spent a full year on its loan fee structure.

Other Expenses

Other expenses increased $981,401, or 16.34% for the year. Personnel related expenses had the largest increase, growing by $355,558, or 12.09%, for the year ended September 30, 1999. The Bank added more employees to maintain a superior level of customer service in response to the Bank's rapid growth. Occupancy expense also increased by $155,291, or 12.58%, for the year as the new main frame system was online the entire year. Fiscal 1999 was the year we experienced the depreciation of the new system. Office supplies increased $177,472 or 100.76% also because of the new system. The forms used with the new system are slightly more expensive than that used with the old system. This, combined with the fact that more forms were sent out because of deposit growth, is the reason for the increase. Because most of the Bank's computer systems were in place at the beginning of the year data processing expense decreased $43,703 or 25.38%.

Income Tax Expense

The Company incurred $1,422,189 in income tax expense for the year based on applicable income tax rates at September 30, 1999.

Financial Condition

Total assets of the Company increased $13,833,042 from September 30, 1999 to September 30, 1998. Loans were the driving force behind this increase, as the net balances grew $21,943,955 or 14.51%. Loan demand remained strong throughout fiscal 1999, and management took advantage of this demand by offering competitive loan products and exceptional service. The loan growth was primarily funded by the increased deposit balances. However, the Bank did have to borrow on its existing federal fund lines to meet the loan demand. Accordingly, Bank's Federal funds sold decreased $12,180,000. At the beginning of the year, the Bank purchased more investments to hedge against any adverse rate conditions, which resulted in an increase in investment balances of $2,876,828. Premises and equipment increased $398,362, or 8.85% primarily due to the acquisition of land and materials for the new office being constructed near the Colonial Mall of Brunswick. The Bank completed the sale of its Blackshear office, and wrote off the intangible asset associated with it, which decreased the intangible assets $224,714, or 24.48%.

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

Quarterly Period	High	Low

October 1 - December 31, 1998	6.33	5.50
January 1 - March 31, 1999	6.00	4.92
April 1 - June 30, 1999*	7.63	4.83
July 1 - September 30, 1999	6.50	5.13
October 1 - December 31, 2000	6.00	4.50
January 1 - March 31, 2000	5.13	3.50
April 1 - June 30, 2000	5.31	4.00
July 1 - September 30, 2000	5.00	3.69

*On May 20, 1999, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

At November 1, 2000, the Company had 314 shareholders of record. The Company paid cash dividends of $0.04 per share in February 2000 and September 2000. The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulators. Approximately $1,935,000 was available to be paid as dividends by the Bank to the Company at September 30, 2000 upon regulatory approval.

OFFICES
1703 Gloucester Street Brunswick, GA 31520 (912) 267-7283	4510 Altama Avenue Brunswick, GA 31520 (912) 267-0010
2461 Demere Road St. Simons Island, GA 31522 (912) 638-7118	109 Scranton Connector Brunswick, Georgia 31523 912-267-2265
2001 Commercial Drive South Brunswick, GA 31525 (912) 262-1500	1010 Plant Avenue Waycross, GA 31501 (912) 287-2265

OTHER INFORMATION
Transfer Agent: First Georgia Bank, F.S.B. 1703 Gloucester Street Brunswick, GA 31520 (912) 267-7283	Independent Auditors: Deloitte & Touche, LLP Suite 2801, Independent Square One Independent Drive Jacksonville, FL 32202
Legal Counsel: James A. Bishop Suite 40 Bank of America Plaza Brunswick, GA 31520	Special Counsel: Powell, Goldstein, Frazer & Murphy Sixteenth Floor 191 Peachtree Street, N.E. Atlanta, GA 30303

DIRECTORS AND OFFICERS
FIRST GEORGIA HOLDING, INC.
OFFICERS
HENRY S. BISHOP Chairman and President, Chief Executive Officer		G. FRED COOLIDGE III Secretary and Treasurer
WENDI RINGLE Assistant Secretary and Treasurer
DIRECTORS
HENRY S. BISHOP Chairman of the Board, President, First Georgia Bank	B.W. BOWIE Retired Senior Vice President, General Manager, and Director Federal Paper Board Co	M. FRANK DELOACH, III President, Culver & Deloach
TERRY DRIGGERS President, Driggers Construction Company	ROY K. HODNETT President, T.H.E. Island Group, T.H.E. Hotel Group, and T.H.E. Island Inn	E. RAYMOND MOCK Owner, Piggly Wiggly food stores in St. Simons and Nahunta
JAMES D. MOORE President, J.D. Moore, Inc.		D. LAMONT SHELL President, Glynn Electric
FIRST GEORGIA BANK, BRUNSWICK
HENRY S. BISHOP Chairman, President and CEO		G. FRED COOLIDGE III Executive Vice President, Chief Operating Officer
JUDY DIXON Vice President	ROBERT STRANGE Senior Vice President	WENDI RINGLE Assistant Vice President
LAURA D. FRIEND Vice President	MARK WESTBERRY Senior Vice President	CATHERINE BOYNE Assistant Vice President
DIANE SHARP Vice President	GEORGE MCMANUS Assistant Vice President	JODI TODD Assistant Vice President
JON TAHLIER Vice President	TAMMY FLOWERS Assistant Vice President	MEME HULSEY Assistant Vice President
LAURA LEE Assistant Vice President	ANGIE FERRA Assistant Vice President	JAN WILDSMITH Assistant Vice President
RITA BOATRIGHT Assistant Vice President		ANN GARLAND Assistant Vice President

FIRST GEORGIA BANK, ALTAMA
ELZIE JACOBS Vice President	APRIL BECK Assistant Vice President

FIRST GEORGIA BANK, ST. SIMONS ISLAND
MEL BAXTER Senior Vice President	SUSAN USSERY Vice President	FELICIA SALTER Assistant Vice President

FIRST GEORGIA BANK, COLONIAL MALL
MERLENE BURGESS Vice President	DONNA GIBBS Assistant Vice President

FIRST GEORGIA BANK, NORTH BRUNSWICK
FRED ALEXANDER Vice President	CHINITA DAVIS Assistant Vice President

FIRST GEORGIA BANK, WAYCROSS
PAM TAYLOR Vice President	LINDA WALKER Assistant Vice President

EXHIBIT 23

Consent of Deloitte & Touche LLP

Certified Public Accountants

INDEPENDENT AUDITORS' CONSENT

The Board of Directors

First Georgia Holding, Inc.

We consent to the incorporation by reference in REGISTRATION STATEMENTS (N0.33-62245 and No. 33-62249) of First Georgia Holding, Inc. on Form S-8 of our report dated November 10, 2000, appearing in this Annual Report on Form 10-KSB of First Georgia Holding, Inc. for the year ended September 30, 2000.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

December 29, 2000