Form 10QSB
period 2000-12-31
FIRST GEORGIA HOLDING INC
filed 2001-02-12
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2000

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.

Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of December 31, 2000.

7,713,733

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of December 31, 2000 and September 30, 2000	3

Consolidated Income Statements for the Three Months Ended December 31,2000 and December 31, 1999	4

Consolidated Cash Flow Statements for the Three Months Ended December 31, 2000 and December 31, 1999	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Consolidated Statements of Financial Condition and Results of Operation	7

PART II

Item 6. Exhibits and Reports on Form 8-k	14

FIRST GEORGIA BANK CONSOLIDATED BALANCE SHEETS (unaudited)

	December 31,	September 30,
	2000	2000
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 10,712,219	$ 6,380,375
Federal funds sold	594,580	9,840,000
Interest bearing deposits in other banks	274,951	366,385
Cash and cash equivalents	11,581,750	16,586,760

Investment securities held to maturity, fair value Approximately $18,470,000 at December 31, 2000 and $17,476,000 at September 30, 2000	18,496,649	17,878,121
Loans receivable, net of allowance for loan losses of approximately $2,540,000 and $2,365,000 at December 31, 2000 and September 30, 2000, respectively	200,342,015	193,644,376
Real estate owned	734,400	314,338
Federal Home Loan Bank stock, at cost	892,300	892,300
Premises and equipment, net	5,474,306	5,569,758
Accrued interest receivable	1,608,318	1,507,692
Intangible assets, net	573,746	597,653
Other assets	1,962,771	2,194,205

Total Assets	$ 241,666,255	$ 239,185,203

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 210,829,990	$ 214,046,716
Federal Home Loan Bank advances	3,500,000	2,500,000
Federal funds purchased	2,800,000	-
Other borrowings	2,000,000	2,000,000
Accrued interest payable	734,043	719,202
Accrued expenses and other liabilities	2,858,172	1,563,679
	$ 222,722,205	$ 220,829,597
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,713,733 and 7,713,733 shares issued and outstanding at December 31, 2000 and September 30, 2000, respectively	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	10,834,020	10,245,576

Total Liabilities and Stockholders' Equity	18,944,040	18,355,606

	$ 241,666,255	$ 239,185,203

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended
	December 31,
	2000	1999
Interest Income:
Loans	$ 5,035,802	$ 4,249,064
Interest on Federal funds sold	73,685	3,353
Interest on investments	347,731	223,635
Other	11,538	993
Total interest income	5,468,756	4,477,045

Interest Expense:
Deposits	2,554,609	1,857,907
FHLB advances and other borrowings	83,785	184,622
Total interest expense	2,638,394	2,060,529

Net interest income	2,830,362	2,416,516
Provision for loan losses	210,000	30,000
Net interest income after provision for loan losses	2,620,362	2,386,516

Other Income:
Loan servicing fees	126,105	134,873
Deposit service charges	514,097	440,901
Gain on sale of real estate owned and foreclosed property	26,909	16,316
Other operating income	44,274	33,287
Total other income	711,385	625,377

Other Expenses:
Salaries and employee benefits	1,086,543	955,841
Premises and occupancy costs	563,048	452,523
Amortization of intangibles	23,907	23,907
Federal insurance premiums	10,554	25,124
Other operating expenses	636,289	554,320
Total other expenses	2,320,341	2,011,715

Income before income taxes	1,011,406	1,000,178
Income Taxes	422,962	400,434

Net Income	$ 588,444	$ 599,744

Income per share of common stock:
Basic	$ 0.08	$ 0.08
Diluted	$ 0.08	$ 0.08

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC. CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECMBER 31,
	2000	1999
OPERATING ACTIVITIES:
Net Income	$ 588,444	$ 599,744
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	210,000	30,000
Depreciation and amortization	277,564	270,970
Amortization of intangibles	23,907	23,907
Amortization of Deferred loan fees	(65,471)	(9,196)
Gain on sale of real estate owned and foreclosed property	(26,909)	(16,316)
Increase in accrued interest receivable	(100,626)	(121,829)
Increase in other assets	231,434	521,484
Increase in accrued interest payable	14,841	46,974
Increase (decrease) in accrued expenses and liabilities	1,294,493	(746,462)

Net Cash Provided By Operating Activities	2,447,677	599,276

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	320,993	711,114
Purchase of investment securities	(929,086)	-
Loan originations net of principal repayments	(7,836,146)	(13,168,272)
Purchase of premises and equipment	(192,548)	(381,581)
Proceeds from the sale of real estate owned	600,826	502,187

Net Cash Used By Investing Activities	(8,035,961)	(12,336,552)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,216,726)	10,456,388
Proceeds from FHLB advances	1,000,000	2,000,000
Net increase in Federal funds purchased	2,800,000	-

Net Cash Provided By Financing Activities	583,274	12,456,388

Net (decrease) increase in cash and cash equivalents	(5,005,010)	719,111
Cash and cash equivalents at beginning of quarter	16,586,760	7,202,566

Cash and cash equivalents at end of quarter	$ 11,581,750	$ 7,921,677

Supplemental disclosure of cash paid during the period for:
Interest	$ 2,623,553	$ 2,060,529
Income taxes	-	88,437
	2,623,553	2,148,966

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 993,978	$ 466,240
Sale of real estate owned financed by bank	86,106	-
	$ 1,080,081	$ 466,240
See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

     In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of December 31, 2000 and September 30, 2000. Also included are the results of its operations and changes in financial position for the three months ended December 31, 2000 and 1999. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

     The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30, 2000.

(2)       EARNINGS PER SHARE

     Earnings per share were calculated using the weighted-average number of shares outstanding for the period. The diluted earnings per share takes into consideration the assumed increase in shares from the conversion of stock options as well.

	Three Month Period Ended December 31,
	2000	1999

Weighted average number of common shares outstanding - Basic	7,713,733	7,198,371

Incremental shares from the assumed conversion of stock options	31,848	510,878

Total - Diluted	7,745,581	7,709,249

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

(3)   ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended December 31, 2000	Year Ended September 30, 2000

Beginning Balance	2,364,704	1,235,566
Provision charged to operations	210,000	2,640,000
Charge-offs	(52,892)	(1,653,310)
Recoveries	18,512	142,448
Balance, end of year	2,540,324	2,364,704

(4) NEW ACCOUNTING PRONOUNCEMENTS

            In June 1998, the FASB issued Statement of Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Actives". In June 2000, the FASB issued SFAS No. 138, which amends certain provisions of SFAS 133 to clarify four areas causing difficulties in implementation. The amendment included expanding the normal purchase and sale exemption for supply contracts, permitting the offsetting of certain intercompany foreign currency derivatives and thus reducing the number of third party derivatives, permitting hedge accounting for foreign-currency denominated assets and liabilities, and redefining interest rate risk to reduce sources of ineffectiveness. The Company completed its evaluation of the various issues related to SFAS 133, including performing an inventory of derivative and embedded derivative instruments and has determined that, for the year ended September 30, 2000, and the quarter ended December 31, 2000 the Company had no derivative instruments as defined by SFAS 133. Accordingly, there was no impact on the consolidated balance sheet, statement of operations or statement of cash flows of the Company when SFAS 133 was adopted on October 1, 2000.

FIRST GEORGIA HOLDING, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q

LIQUIDITY

            First Georgia Bank (the "Bank") has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 6.85% and 7.79% at December 31, 2000 and September 30, 2000, respectively.

            The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans (REO) could alter this condition. Management does not foresee any liquidity problems for 2001.

CAPITAL RESOURCES

            The following is reconciliation at December 31, 2000 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank
Stockholder's Equity	$ 21,693,000

Less:
Intangible assets	574,000
Tangible Capital	21,119,000

Plus:
Qualifying intangible assets	574,000
Core Capital	21,693,000

Plus:
Supplemental Capital	2,540,000

Less:
Deducted Capital	294,000
Risk-Based Capital	$ 23,939,000

            Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 3% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 2000, the Bank met all three capital requirements.

           The Bank's regulatory capital and the required minimum amounts at December 31, 2000 are summarized as follows:
	Bank Capital			Amount		Excess (Defiency)

Tangible Capital:	8.76%	$21,119,000	1.50%	$3,616,000	7.26%	$17,503,000

Core Capital:	8.98%	$21,693,000	4.00%	$9,667,000	4.98%	$12,026,000

Risk-Based Capital:	11.26%	$23,939,000	8.00%	$17,005,000	3.26%	$6,934,000

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

	Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Tier I Leverage Ratio
Well Capitalized	10% or above	6% or above	5% or above
Adequately Capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly Undercapitalized	Less than 6%	Less than 3%	Less than 4%
Critically Undercapitalized	--------------------------	----------------------	2% or less

           An unsatisfactory examination rating may cause an institution's capitalization category to be lower than suggested by its actual capital position.

           At December 31, 2000, the Bank's Tier 1 risk-based capital ratio was 10.20%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

           The Bank's capital position changed during the quarter ended December 31, 2000. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

           Interest income on loans increased $786,738, or 18.52%, for the three month period ended December 31, 2000 as compared to the same period in 1999. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes. Interest rates decreased during the quarter and Management expects loan demand to maintain current levels. At December 31, 2000, the Bank utilized most of its cash to fund loans. However, the interest on Federal funds sold increased $70,332 as compared to the same period in 1999. Interest on investments increased $124,096, or 55.49%. This increase is related to the $618,528 increase in investment balances during the quarter. In a trend continued from the prior fiscal year, the Bank has seen significant growth in its deposit balances. The Bank is continuing to offer a variety of deposit products, such as free checking, which has been favorably accepted in the marketplace. Consequently, the Bank has been able to invest money into short-term interest earning vehicles, such as overnight Federal funds sold.

INTEREST EXPENSE

Interest on deposits increased $678,702 or 36.18% for the quarter ended December 31, 2000 as compared to the same period in 1999. This increase is primarily attributable to an increase in 1-year certificates of deposit. Interest expense on this type of account increased approximately $678,000 during the period ended December 31, 2000 as compared to the same quarter last year. Interest on FHLB advances and other borrowings decreased $100,837, or 54.62% for the quarter ending December 31, 2000 over the same quarter last year. At the beginning of the previous fiscal year, loan growth outpaced deposit growth. Therefore, the Bank found it necessary to borrow Federal funds. However, during the quarter ended December 31, 2000, deposits were large enough to fund loan balances. Therefore, the Bank was able to sell Federal funds instead of borrow.

NET INTEREST INCOME

           Net Interest Income increased $413,846, or 17.13% for the quarter ended December 2000 over the same period ended December 31, 1999. Increases in loan balances and interest rate offset by interest earning deposits have contributed substantially to the increase net interest income.

PROVISION FOR LOAN LOSSES

            The provision for loan losses for the three-month period ended December 31, 2000 totaled $210,000, an increase of $180,000 over the same period in 1999. With the growth in loan volume and the increase in charge-offs, Management found it necessary to increase the loan loss provision. Net interest income after the provision for loan losses for the quarter ended December 31, 2000 increased $233,846, or 9.80% from the same period last year.

OTHER INCOME

           Other income for the quarter increased $86,008, or 13.75% from the same quarter the previous year. Loan servicing fees decreased $8,768, or 6.50% for the quarter ended December 31, 2000 as compared to the quarter ended December 31, 1999. This decrease results from lower fees earned on brokered mortgage loans. Deposit service charges increased $73,196 or 16.60% for the quarter ended December 31, 2000. This increase is related to increased fee income, such as service charges and insufficient funds fees. Other operating income increased $10,987, or 33.01% for the quarter ended December 31, 2000 as compared to the same quarter last year. This increase is the result of increased ATM fees. Also included in other income is a $26,909 gain on the sale of foreclosed property, which is a $10,593 increase from the same quarter last year.

OTHER EXPENSES

           Other expenses for the quarter ended December 31, 2000 increased $308,626, or 15.34%, over the quarter ended December 31, 1999. Salaries and employee benefits increased $130,702, or 13.67% for the three-month period ending December 31, 2000 over December 31, 1999 as a result of additional personnel. Premises and occupancy costs increased $110,525 or 24.42% in the quarter ended December 31, 2000 over the same period last year. Additional computer, phone, and other office equipment were added for the new customer service areas. Also included in other expenses are cost related to a new operating location of the IT department. Other operating expenses increased $81,969 or 14.79%, for the quarter as compared to the same quarter last year. This increase results primarily from additional expenses related to the customer call center. Federal Insurance premiums for the quarter ended December 31, 2000 decreased $14,570, or 57.99% from December 31, 1999. These premiums, which were decreased during the quarter, are based on the size of a bank's deposit portfolio.

           The provision for income taxes increased by $22,528 or 5.63% for the quarter ended December 31, 2000 as compared to the same period in 1999. The effective tax rate Management uses is consistent at a rate of 40%.

FINANCIAL CONDITION

ASSETS

           Cash and cash equivalents decreased $5,005,010, or 30.17%, over the three-month period ended December 31, 2000. This decrease results primarily from a decrease in average balances on deposits and an increase in loans and investments. Investment balances increased $618,528, or 3.46%, for the three months ended December 31, 2000. The Bank is investing more of its cash into interest earning assets. Premises and equipment decreased $95,452, or 1.71%. The decrease results exclusively from depreciation, as the Bank did not purchase any new equipment during the quarter ended December 31, 2000. Other assets decreased $231,434, or 15.61% during the period as compared with the same quarter last year. The decrease is primarily related to a $330,159 decrease in the income tax receivable account, offset by a $100,000 increase in other accounts receivable. Other accounts receivable increased due to the sale of a piece of REO property on December 31,2000 which created a $100,000 receivable.

           Loans receivable increased $6,697,639, or 3.46% as of the three months ended December 31, 2000 over September 30, 2000. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the Bank has been successful in drawing strong, safe loans to the Bank. Loans receivable at December 31 and September 30, 2000 are summarized as follows:
LOANS RECEIVABLE

	December 31, 2000	September 30, 2000
Real estate mortgage loans	$ 130,746,148	$ 128,039,030
Real estate construction loans	38,932,181	35,871,217
Consumer loans	17,313,512	17,089,161
Commercial and other loans	16,120,506	15,285,001
	203,112,348	196,284,409

Less:
Deferred Loan fees	(172,955)	(212,055)
Unearned interest income	(57,054)	(63,274)
Allowance of for loan losses	(2,540,324)	(2,364,704)
	$ 200,342,015	$ 193,644,376

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

          The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	December 31,	September 30,
	2000	2000
Non-accruing Loans
Construction	$ 245,107	$ 211,769
First Mortgage	3,101,544	3,204,748
Second Mortgage	303,745	182,759
Consumer	359,013	121,057
Total non-accruing loans	$ 4,009,409	$ 3,720,333

Past Due Loans
Real estate	-	-
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-

Total non-accruing and past-due loans	$ 4,009,409	$ 3,720,333

Percentage of total loans	1.97%	1.90%

Real estate acquired through foreclosure	$ 734,400	$ 314,338

Total non-accruing, past due loans, and non-performing assets	$ 4,743,809	$ 4,034,671

ANALYSIS OF ALLOWNACE FOR LOAN LOSSES

	Three Months Ended December 31,	Year Ended September 30,
	2000	2000

Beginning Balance	2,364,704	1,235,566
Loans charged-off
Real estate construction	7,639	-
Real estate mortgage	9,920	540,371
Consumer and other	35,333	1,112,939
Total charge-offs	52,892	1,653,310

Recoveries:
Real estate construction	-	-
Real estate mortgage	8,575	11,344
Consumer and other	9,937	131,104
Total recoveries	18,512	142,448

Net charge-offs	34,380	1,510,862

Provision charged to operations	210,000	2,640,000

Balance at end of period	2,540,324	2,364,704

Ratio of net charge-offs to average loans outstanding	0.02%	0.77%

LIABILITIES

          Deposits have decreased $3,216,726, or 1.50%, for the three-month period ended December 31, 2000. This decrease is the result of approximately $9 million in maturing certificates of deposit during the quarter. First Georgia has continued to be successful in its efforts to obtain new deposit business. With the increase of loan balances, the Bank increased its position in Federal Home Loan Bank advances, as evidenced by the increase of $1,000,000, or 40%. Additionally, the Bank increased its Federal funds purchased line by $2,800,000 from September 30, 2000 in an effort to fund new loan growth. Accrued expenses and other liabilities increased $1,294,531, or 82.79% for the quarter ended December 31, 2000. This increase is attributable to approximately $814,000 increase in the official checks account and approximately $413,000 increase in the taxes payable account during the three-month period.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

A.  Exhibits.

     The following exhibit is filed with this report.

                 Exhibit No.       Description

          27.1           Financial Data Schedule (for SEC use only)

B.  Reports on Form 8-K

     The Bank filed no reports on Form 8-K for the quarter ended

     December 31, 2000.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     February 05, 2001

By: /s/  G. Fred Coolidge III

            Secretary and Treasurer