Form 10QSB
period 2001-03-01
FIRST GEORGIA HOLDING INC
filed 2001-05-11
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2001

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.

Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of March 31, 2001.

7,713,733

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of March 31, 2001 and September 30, 2000	3

Consolidated Income Statements for the Three Months Ended March 31, 2001 and 2000 and the six months ended March 31, 2001 and 2000	4

Consolidated Cash Flow Statements for the Six Months Ended March 31, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Consolidated Statements of Financial Condition and Results of Operation	7

PART II
Item 4. Submission of matters to a vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-k	15

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2001	September 30, 2000
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 8,532,060	$ 6,380,375
Federal funds sold	15,313,590	9,840,000
Interest bearing deposits in other banks	59,880	366,385
Cash and cash equivalents	23,905,530	16,586,760

Investment securities to be held to maturity, at cost (fair value approximately $18,547,000 at March 31, 2001 and $13,966,000 at September 30, 2000)	18,258,676	17,878,121
Loans receivable, net of allowance for loan losses of approximately $2,651,00 and $2,365,000 at March 31, 2001 and September 30, 2000	193,434,932	193,644,376
Real estate owned	261,400	314,338
Federal Home Loan Bank stock, at cost	992,300	892,300
Premises and equipment, net	5,490,141	5,569,758
Accrued interest receivable	1,426,079	1,507,692
Intangible assets, net	549,839	597,653
Other assets	2,110,028	2,194,205

Total Assets	$ 246,428,925	$ 239,185,203

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 218,762,099	$ 214,046,716
Federal Home Loan Bank advances	3,500,000	2,500,000
Other borrowings	2,000,000	2,000,000
Accrued interest receivable	729,296	719,202
Accrued expenses and other liabilities	2,235,213	1,563,679
	227,226,608	220,829,597
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,713,733 issued and outstanding	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	11,092,287	10,245,576

Total Liabilities and Stockholders' Equity	19,202,317	18,355,606

	$ 246,428,925	$ 239,185,203

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Interest Income:
Loans	$ 4,843,168	$ 4,517,805	$ 9,878,970	$ 8,766,870
Interest on Federal funds sold	49,240	65,936	122,925	69,288
Interest on investments	358,392	231,766	706,123	455,400
Other	1,754	1,398	13,292	2,391
Total Interest Income	5,252,554	4,816,905	10,721,310	9,293,949

Interest Expense:
Deposits	2,499,376	2,214,950	5,053,985	4,090,857
FHLB advances and other borrowings	124,349	116,711	208,134	301,334
Total interest expense	2,623,725	2,331,661	5,262,119	4,392,191

Net interest income	2,628,829	2,485,244	5,459,191	4,901,758
Provision for loan losses	210,000	60,000	420,000	90,000
Net interest income after provision for loan losses	2,418,829	2,425,244	5,039,191	4,811,758

Other income:
Loan servicing fees	134,948	117,614	261,053	252,487
Deposit service charges	461,862	462,652	975,959	903,553
Gain on sale of real estate owned and foreclosed property	21,311	-	48,220	16,316
Other operating income	59,151	50,908	103,425	84,196
Total other income	677,272	631,174	1,388,657	1,256,552

Other Expenses:
Salaries and employee benefits	1,176,406	960,944	2,262,949	1,916,785
Premises and occupancy costs	353,493	486,739	916,541	939,262
Amortization of intangibles	23,907	23,907	47,814	47,814
Federal insurance premiums	26,023	9,166	36,577	34,290
Other operating expenses	602,152	554,102	1,238,440	1,098,421
Total other expenses	2,181,981	2,034,858	4,502,321	4,036,572

Income before income taxes	914,120	1,031,560	1,925,527	2,031,738
Income taxes	347,648	412,630	770,610	813,064

Net Income	$ 566,472	$ 618,930	$ 1,154,916	$ 1,218,674

Income per share of common stock:
Basic	$ 0.07	$ 0.09	$ 0.15	$ 0.17
Diluted	$ 0.07	$ 0.08	$ 0.15	$ 0.16

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 1,154,917	$ 1,218,674
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	420,000	90,000
Depreciation and amortization	356,208	522,742
Amortization of intangibles	47,814	47,814
Amortization of deferred loan fees	(95,902)	(12,426)
Gain on Sale of real estate owned and foreclosed property	(51,920)	(16,316)
Increase in accrued interest receivable	81,613	(54,800)
(Decrease) increase in other assets	84,177	(176,898)
(Decrease) increase in accrued interest payable	10,094	465,194
Increase (decrease) in accrued expenses and other liabilities	671,535	(266,944)

Net Cash Provided By Operating Activities	2,678,536	1,816,990

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	1,066,566	957,890
Maturities of investment securities	804,818	200,000
Purchase of FHLB stock	(100,000)	-
Purchase of investment securities	(2,201,266)	(1,023,095)
Loan originations, net of principal repayments	(1,051,219)	(23,229,317)
Purchase of premises and equipment	(327,265)	(1,004,060)
Proceeds from the sale of real estate owned	1,041,423	502,187

Net Cash Used By Investing Activities	(766,943)	(23,596,395)

FINANCING ACTIVITIES:
Net increase in deposits	4,715,383	34,649,657
Proceeds form other borrowings	-	2,000,000
Proceeds from FHLB advances	5,000,000	-
Repayments of FHLB advances	(4,000,000)	(4,000,000)
Cash dividends paid ($0.04 and $0.04 per share, respectively)	(308,306)	(287,935)

Net Cash Provided by Financing Activities	5,407,177	32,361,722

Net increase in cash and cash equivalents	7,318,770	10,582,317
Cash and cash equivalents at beginning of year	16,586,760	7,202,566

Cash and cash equivalents at end of quarter	$ 23,905,530	$ 17,784,883

Supplemental disclosure of cash paid during the period for:
Interest	$ 4,475,427	$ 4,392,191
Income taxes	465,000	615,000
	4,940,427	5,007,191

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 993,978	$ 666,329
Sale of real estate owned financed by bank	192,900	759,112
	$ 1,186,878	$ 1,425,441

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of March 31, 2001 and September 30, 2000. Also included are the results of its operations and changes in financial position for the three and six months ended March 31, 2001 and 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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
	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2001	2000	2001	2000
Weighted average number of common shares outstanding - Basic	7,713,733	7,198,371	7,713,733	7,198,371

Incremental shares from the assumed conversion of stock options	31,760	486,422	31,760	501,132

Total - Diluted	7,745,493	7,684,793	7,745,493	7,699,503

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

  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:
	Six Months Ended March 31, 2001	Year Ended September 30, 2000

Beginning Balance	$ 2,364,704	$ 1,235,566
Provision charged to operations	420,000	2,640,000
Charge-offs	(247,536)	(1,653,310)
Recoveries	113,482	142,448
Balance, end of period	$ 2,650,650	$ 2,364,704

FIRST GEORGIA HOLDING, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-Q.

LIQUIDITY

First Georgia Bank (the "Bank") has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 6.96% and 7.79% at March 31, 2001 and September 30, 2000, respectively.

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

CAPITAL RESOURCES

The following is reconciliation at March 31, 2001 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:
First Georgia Bank Stockholder's Equity	$ 21,140,000

Less:
Intangible assets	550,000
Tangible Capital	20,590,000

Plus:
Qualifying intangible assets	550,000
Core Capital	21,140,000

Plus:
Supplemental Capital	2,602,000

Less:
Deducted Capital	203,000
Risk-Based Capital	$ 23,539,000

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At March 31, 2001, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at March 31, 2001 are summarized as follows:

			Required Minimum
	Bank Capital		Amount		Excess (Defiency)
Tangible Capital	8.37%	$20,590,000	1.50%	$3,689,000	6.87%	$16,901,000

Core Capital	8.58%	$21,140,000	4.00%	$9,860,000	4.58%	$11,280,000

Risk-Based Capital	11.31%	$23,539,000	8.00%	$16,654,000	3.31%	$6,885,000

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

At March 31, 2001, the Bank's Tier 1 risk-based capital ratio was 10.16%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

The Bank's capital position changed during the quarter ended March 31, 2001. Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans increased $325,363, or 7.20%, for the three-month period ended March 31, 2001 and $1,112,100, or 12.69% for the six-month period ended March 31, 2001 as compared to the same period in 2000. The Company has been aggressive in attracting new loan business while competition for loans remains strong and loan demand is still steady in the marketplace. However, the Bank continues to be selective in the loans that it makes. Interest rates decreased during the quarter and Management expects loan demand to maintain current levels. At March 31, 2001, the Bank utilized most of its cash to fund loans. The interest on Federal funds sold decreased $16,696 for the quarter or $25.32% and increased $53,637, or 77.41% as compared to the same period in 2000. The decrease during the quarter was related to a large deposit account being taken out of the bank, which forced the bank to borrow overnight funds for a short period during the first month of the quarter. However, in a trend continued from the prior fiscal year, the Bank has seen significant growth in its deposit balances. The Bank is continuing to offer a variety of deposit products, such as free checking, which has been favorably accepted in the marketplace. Consequently, the Bank has been able to invest money into short-term interest earning vehicles, such as overnight Federal funds sold for the remainder of the six-month period. Interest on investments increased $126,626 or 54.64% for the quarter and increased $250,723 or 55.06% for the six-month period. This increase is related to the $380,555 increase in investment balances during the year.

INTEREST EXPENSE

Interest on deposits increased $284,426 or 12.84% for the quarter ended March 31, 2001 and $963,128 or 23.54% for the six-month period ended March 31, 2001 as compared to the same period in 2000. This increase is primarily attributable to an approximate $22 million increase in average deposit balances in the six-month period from September 30, 2000 to March 31, 2001 as compared to the same period in 2000. The market place in which the Bank operated remains conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit growth. Interest on FHLB advances and other borrowings increased $7,638 or 6.54% for the quarter and decreased $93,200 or 30.93% for the six-month period as compared to same period last year. At the beginning of the second quarter, the Bank was borrowing federal funds on a daily basis. However, the deposit growth rapidly increased and the Bank was able to sell federal funds on a nightly basis throughout the remainder of the six-month period.

NET INTEREST INCOME

Net Interest Income increased $143,585 or 5.78% for the quarter and $557,433 or 11.37% for the six-month period ended March 31, 2001 over the same period ended March 31, 2000. While increases in loan balances offset by interest earning deposits have contributed to the increase, the increase in non-interest bearing deposits held by the bank has been the major reason for the increase in net interest income. Management believes this growth will continue in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six-month period ended March 31, 2001 totaled $420,000. The loan loss provision increased $150,000 for the quarter and $330,000 for the six-month period ended March 31, 2001 as compared to the same periods in 2000. With the growth in loan volume and the increase in charge-offs during the last quarter of the previous fiscal year, Management found it necessary to increase the loan loss provision. Net interest income after the provision for loan losses for the quarter ended March 31, 2001 decreased $6,415 or .26% from the same period last year and increased $227,433 or 4.73% for the six-month period ended March 31, 2001 over March 31, 2000. The decrease in Net Interest Income during the quarter is directly related to the increase provision for loan losses.

OTHER INCOME

Other income for the quarter increased $46,098 or 7.30% from the same quarter the previous year and $132,105 or 10.51% for the six-month period ended March 31, 2001 as compared to the same period in 2000. Loan servicing fees increased $17,334, or 14.74% for the quarter ended March 31, 2001 and $8,566 or 3.39% for the six-month period as compared to the same periods in 2000. This increase results from higher fees earned on brokered mortgage loans. Deposit service charges decreased $790 or .17% for the quarter ended March 31, 2001 and increased $72,406 or 8.01% for the six-month period. This decrease during the quarter is related to a decrease in service charges on DDA accounts. The increase during the six-month period related to increased fee income, such as service charges and insufficient funds fees. Other operating income increased $8,243, or 16.19% for the quarter ended March 31, 2001 and $19,229 or 22,84% over the six-month period as compared to the same periods last year. This increase is the result of increased ATM fees. Also included in other income is a gain of $21,311 for the quarter ended March 31, 2001 and $48,220 for the six-months ended March 31, 2001 on the sale of foreclosed property. There was no gain on the sale of foreclosed property for the quarter ended March 31, 2000 and there was a $31,904 increase from the same six-month period last year.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 2001 increased $147,123, or 7.23%, over the quarter ended March 31, 2001 and $465,750 or 11.54% over the six-month period ended March 31, 2001 as compared to the same periods last year. Salaries and employee benefits increased $215,462, or 22.42% for the three-month period ending March 31, 2001 over the same period ended March 31, 2000, and $346,164 or 18.06% for the six-month period over the same period last year. The Bank added several new employees as a result of the growth the bank is experiencing. Premises and occupancy costs decreased $133,246 or 27.38% in the quarter ended March 31, 2001 over the quarter ended March 31, 2000, and decreased $22,721 or 2.42% over the six-month period ended March 31, 2001 as compared with the same period last year. Additional computer, phone, and other office equipment were added for the new customer service areas last year which resulted in increased occupancy costs. Other operating expenses increased $48,050 or 8.67% for the quarter as compared to the same quarter last year, and increased $140,020 or 12.75% for the six-months ended March 31, 2001 as compared to the same period in 2000. This increase results primarily from an approximate $30,000 increase in the Dues and Subscriptions account and an approximate $40,000 increase in the general insurance expense account.

The provision for income taxes decreased by $64,982 or 15.75% for the quarter and $42,454 or 5.22% for the six-month period ended March 31, 2001 as compared to the same period in 2000. The effective tax rate Management uses is consistent at a rate of 40%.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents increased $7,318,770, or 44.12%, over the six-month period ended March 31, 2001. With the increase in transaction deposit accounts, the Bank has maintained higher cash and cash equivalents balances. Included in cash equivalents is an increase of $5,473,590 or 55.63% increase in Federal funds sold during the six-month period. Investment balances increased $380,555, or 2.13%, for the six months ended March 31, 2001. The Bank is investing more of its cash into interest earning assets. Premises and equipment decreased $79,617, or 1.43%. The decrease results primarily from $406,881 depreciation expense during the six-month period offset by $327,684 in purchases of new equipment related to the relocation of the IT department. Other assets decreased $84,177 or 3.84% during the period as compared with the same period last year. The decrease is primarily related to an approximate $60,000 decrease in the ATM account held at the Bankers Bank, a $6,700 decrease in the other repossessed assets account, and a $8,800 decrease in the credit card clearing account.

Loans receivable decreased $209,444 or .11% as of the six months ended March 31, 2001 over September 30, 2000. The Bank has been aggressive, yet selective, in attracting new loan business. Loan demand is steady, and the Bank has been successful in drawing strong, safe loans to the Bank. The decrease in loans is primarily related to the increase in the allowance for loan losses. The allowance for loan losses increased from $2,364,704 at September 30, 2000 to $2,650,650 at March 31, 2001. The Bank's loan portfolio at March 31, 2001 and September 30, 2000 are summarized as follows:

LOANS RECEIVABLE

	March 31, 2001	September 30, 2000
Real estate mortgage loans	$ 133,061,248	$ 128,039,030
Real estate construction loans	30,753,341	35,871,217
Consumer loans	16,940,995	17,089,161
Commercial and other loans	15,517,098	15,285,001
	196,272,682	196,284,409
Less:
Deferred loan fees	(142,524)	(212,055)
Unearned interest income	(44,577)	(63,274)
Allowance for loan losses	(2,650,650)	(2,364,704)
	$ 193,434,932	$ 193,644,376

ALLOWANCE FOR LOAN LOSSES

Management conducts an extensive review of the provision for loan losses on a monthly basis. Additions to the allowance for loan losses are charged to operations based upon management's evaluation of the probable losses in its loan portfolio. This evaluation considers the estimated value of the underlying collateral and such other factors as, in management's judgement, deserve recognition under existing economic conditions. While management uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loan and real estate owned. Such agencies may require the Bank to recognize additions to the allowances based on their judgements of information available to them at the time of their examination.

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

The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	March 31, 2001	September 30, 2000
Non-accruing Loans
Construction	$ -	$ 211,769
First Mortgage	2,002,864	3,204,784
Second Mortgage	556,675	182,759
Consumer	278,768	121,057
Total non-accruing loans	2,838,307	3,720,333

Past Due Loans
Real Estate	-	-
Construction	647,702	369,992
Mortgage	-	-
Consumer	164,122	116,409
Total past due loans	811,824	486,401

Total non-accruing and past due loans	$ 3,650,131	$ 4,206,734

Percentage of total loans	1.86%	2.14%

Real estate acquired through foreclosure	$ 261,400	$ 314,338

Total non-accruing, past due loans, and non-performing assets	$ 3,911,531	$ 4,521,072

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Six Months Ended March 31, 2001	Year Ended September 30, 2000
Beginning balance	$2,364,704	$1,235,566
Loans charged-off:
Real estate construction	7,639	-
Real estate mortgage	64,116	540,371
Consumer and other	175,781	1,112,939
Total Charge-offs	247,536	1,653,310

Recoveries:
Real estate construction	-	-
Real estate mortgage	38,468	11,344
Consumer and other	75,015	131,104
Total recoveries	113,483	142,448

Net charge-offs	134,053	1,510,862

Provision charged to operations	420,000	2,640,000

Balance at end of period	$2,650,651	$2,364,704

Ratio of net charge-offs to average loans outstanding	0.07%	0.77%

LIABILITIES

Deposits have increased $4,715,383, or 2.20%, for the six-month period ended March 31, 2001. This increase is the result of an increase in non-interest bearing deposit accounts which was offset by $9 million in maturing certificates of deposit during the first three months of the fiscal year. First Georgia has continued to be successful in its efforts to obtain new deposit business. However, due to the large amount of maturities during the first quarter, the Bank increased its position in Federal Home Loan Bank advances, as evidenced by the increase of $1,000,000, or 40%. Accrued expenses and other liabilities increased $671,534, or 42.95% for the six months ended March 31, 2001. This increase is attributable to approximately $220,000 increase in the deposit clearing account and an $584,000 increase in the official checks account during the six-month period offset by a$120,000 decrease in the accrued bonuses account. Bonuses were accrued during the 12 months ended September 30, 2000 and paid during the first quarter of 2001.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

First Georgia Holding, Inc. held its annual meeting January 16, 2001. The following votes were taken:

Proposal 1: Election of James D. Moore, D. Lamont Shell, and M. Frank Deloach as directors.

James D. Moore
For	4,480,458
Withhold Authority for	5,434
Withhold Authority for Particular Director	-
4,485,892

D. Lamont Shell
For	4,479,446
Withhold Authority for	5,434
Withhold Authority for Particular Director	1,012
4,485,892

M. Frank Deloach
For	4,480,458
Withhold Authority for	5,434
Withhold Authority for Particular Director	-
4,485,892

The directors terms who continued after the meeting are as follows:

Henry S. Bishop, E. Raymond Mock, B.W. Bowie, Terry K. Driggers and Roy K. Hodnett

Proposal 2: Approval of the 2000 Stock Option Plan

For	4,126,327
Against	292,639
Abstain	66,926
4,485,892

ITEM 6. EXHIBITS AND REPORTS ON FORM *K

      Exhibits.

There are no exhibits filed with this report,

B. Reports on Form 8-K

The Bank filed no reports on Form 8-K for the quarter ended March 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 5, 2001

By: /s/ G. Fred Coolidge III

       Secretary and Treasurer