Form 10QSB/A
period 2001-03-31
FIRST GEORGIA HOLDING INC
filed 2001-05-17
CIK 826491

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

7,713,733

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of March 31, 2001 and September 30, 2000	3

Consolidated Income Statements for the Three Months Ended March 31, 2001 and 2000 and the six months ended March 31, 2001 and 2000	4

Consolidated Cash Flow Statements for the Six Months Ended March 31, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Consolidated Statements of Financial Condition and Results of Operation	7

PART II
Item 4. Submission of matters to a vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-k	15

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2001	September 30, 2000
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 8,532,060	$ 6,380,375
Federal funds sold	15,313,590	9,840,000
Interest bearing deposits in other banks	59,880	366,385
Cash and cash equivalents	23,905,530	16,586,760

Investment securities to be held to maturity, at cost (fair value approximately $18,547,000 at March 31, 2001 and $13,966,000 at September 30, 2000)	18,258,676	17,878,121
Loans receivable, net of allowance for loan losses of approximately $2,651,00 and $2,365,000 at March 31, 2001 and September 30, 2000	193,434,932	193,644,376
Real estate owned	261,400	314,338
Federal Home Loan Bank stock, at cost	992,300	892,300
Premises and equipment, net	5,490,141	5,569,758
Accrued interest receivable	1,426,079	1,507,692
Intangible assets, net	549,839	597,653
Other assets	2,110,028	2,194,205

Total Assets	$ 246,428,925	$ 239,185,203

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 218,762,099	$ 214,046,716
Federal Home Loan Bank advances	3,500,000	2,500,000
Other borrowings	2,000,000	2,000,000
Accrued interest receivable	729,296	719,202
Accrued expenses and other liabilities	2,235,213	1,563,679
	227,226,608	220,829,597
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,713,733 issued and outstanding	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	11,092,287	10,245,576

Total Liabilities and Stockholders' Equity	19,202,317	18,355,606

	$ 246,428,925	$ 239,185,203

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2001	2000	2001	2000
Interest Income:
Loans	$ 4,843,168	$ 4,517,805	$ 9,878,970	$ 8,766,870
Interest on Federal funds sold	49,240	65,936	122,925	69,288
Interest on investments	358,392	231,766	706,123	455,400
Other	1,754	1,398	13,292	2,391
Total Interest Income	5,252,554	4,816,905	10,721,310	9,293,949

Interest Expense:
Deposits	2,499,376	2,214,950	5,053,985	4,090,857
FHLB advances and other borrowings	124,349	116,711	208,134	301,334
Total interest expense	2,623,725	2,331,661	5,262,119	4,392,191

Net interest income	2,628,829	2,485,244	5,459,191	4,901,758
Provision for loan losses	210,000	60,000	420,000	90,000
Net interest income after provision for loan losses	2,418,829	2,425,244	5,039,191	4,811,758

Other income:
Loan servicing fees	134,948	117,614	261,053	252,487
Deposit service charges	461,862	462,652	975,959	903,553
Gain on sale of real estate owned and foreclosed property	21,311	-	48,220	16,316
Other operating income	59,151	50,908	103,425	84,196
Total other income	677,272	631,174	1,388,657	1,256,552

Other Expenses:
Salaries and employee benefits	1,176,406	960,944	2,262,949	1,916,785
Premises and occupancy costs	353,493	486,739	916,541	939,262
Amortization of intangibles	23,907	23,907	47,814	47,814
Federal insurance premiums	26,023	9,166	36,577	34,290
Other operating expenses	602,152	554,102	1,238,440	1,098,421
Total other expenses	2,181,981	2,034,858	4,502,321	4,036,572

Income before income taxes	914,120	1,031,560	1,925,527	2,031,738
Income taxes	347,648	412,630	770,610	813,064

Net Income	$ 566,472	$ 618,930	$ 1,154,916	$ 1,218,674

Income per share of common stock:
Basic	$ 0.07	$ 0.09	$ 0.15	$ 0.17
Diluted	$ 0.07	$ 0.08	$ 0.15	$ 0.16

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 1,154,916	$ 1,218,674
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	420,000	90,000
Depreciation and amortization	356,208	522,742
Amortization of intangibles	47,814	47,814
Amortization of deferred loan fees	(95,902)	(12,426)
Gain on Sale of real estate owned and foreclosed property	(51,920)	(16,316)
Increase in accrued interest receivable	81,613	(54,800)
(Decrease) increase in other assets	84,177	(176,898)
(Decrease) increase in accrued interest payable	10,094	465,194
Increase (decrease) in accrued expenses and other liabilities	671,535	(266,944)

Net Cash Provided By Operating Activities	2,678,536	1,816,990

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	1,066,566	957,890
Maturities of investment securities	804,818	200,000
Purchase of FHLB stock	(100,000)	-
Purchase of investment securities	(2,201,266)	(1,023,095)
Loan originations, net of principal repayments	(1,051,219)	(23,229,317)
Purchase of premises and equipment	(327,265)	(1,004,060)
Proceeds from the sale of real estate owned	1,041,423	502,187

Net Cash Used By Investing Activities	(766,943)	(23,596,395)

FINANCING ACTIVITIES:
Net increase in deposits	4,715,383	34,649,657
Proceeds form other borrowings	-	2,000,000
Proceeds from FHLB advances	5,000,000	-
Repayments of FHLB advances	(4,000,000)	(4,000,000)
Cash dividends paid ($0.04 and $0.04 per share, respectively)	(308,306)	(287,935)

Net Cash Provided by Financing Activities	5,407,177	32,361,722

Net increase in cash and cash equivalents	7,318,770	10,582,317
Cash and cash equivalents at beginning of year	16,586,760	7,202,566

Cash and cash equivalents at end of quarter	$ 23,905,530	$ 17,784,883

Supplemental disclosure of cash paid during the period for:
Interest	$ 4,475,427	$ 4,392,191
Income taxes	465,000	615,000
	4,940,427	5,007,191

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 993,978	$ 666,329
Sale of real estate owned financed by bank	192,900	759,112
	$ 1,186,878	$ 1,425,441

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