Form 10QSB
period 2001-06-30
FIRST GEORGIA HOLDING INC
filed 2001-08-14
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2001

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.

Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of June 30, 2001.

7,713,733

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000	3

Consolidated Income Statements for the Three Months Ended June 30, 2001 and 2000 and the nine months ended June 30, 2001 and 2000	4

Consolidated Cash Flow Statements for the Nine Months Ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Consolidated Statements of Financial Condition and Results of Operation	7

PART II
Item 6. Exhibits and Reports on Form 8-k	14

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30, 2001	September 30, 2000
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 11,528,801	$ 6,380,375
Federal funds sold	11,691,000	9,840,000
Interest bearing deposits in other banks	124,872	366,385
Cash and cash equivalents	23,344,673	16,586,760

Investment securities to be held to maturity, at cost (fair value approximately $21,604,000 at June 30, 2001 and $17,476,000 at September 30, 2000)	21,396,900	17,878,121
Loans receivable, net of allowance for loan losses of approximately $2,305,000 and $2,365,000 at June 30, 2001 and September 30, 2000	190,801,528	193,644,376
Real estate owned	1,063,054	314,338
Federal Home Loan Bank stock, at cost	992,300	892,300
Premises and equipment, net	5,568,278	5,569,758
Accrued interest receivable	1,399,191	1,507,692
Intangible assets, net	525,932	597,653
Other assets	1,912,453	2,194,205

Total Assets	$ 247,004,309	$ 239,185,203

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 219,847,326	$ 214,046,716
Federal Home Loan Bank advances	3,500,000	2,500,000
Other borrowings	2,000,000	2,000,000
Accrued interest receivable	677,556	719,202
Accrued expenses and other liabilities	1,333,830	1,563,679
	227,258,712	220,829,597
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,713,733 issued and outstanding	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	11,535,567	10,245,576

Total Liabilities and Stockholders' Equity	19,645,597	18,355,606

	$ 247,004,309	$ 239,185,203

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Six Months Ended June 30,		Six Months Ended March 31,
	2001	2000	2001	2000
Interest Income:
Loans	$ 4,338,713	$ 4,785,589	$ 14,217,683	$ 13,552,456
Interest on Federal funds sold	167,398	187,859	290,323	257,147
Interest on investments	401,542	285,955	1,107,665	741,355
Other	703	1,905	13,995	4,296
Total Interest Income	4,908,356	5,261,305	15,629,666	14,555,254

Interest Expense:
Deposits	2,501,405	2,402,190	7,555,390	6,493,047
FHLB advances and other borrowings	77,164	68,492	285,298	369,826
Total interest expense	2,578,569	2,470,682	7,840,688	6,862,873

Net interest income	2,329,787	2,790,623	7,788,978	7,692,381
Provision for loan losses	15,000	175,000	435,000	265,000
Net interest income after provision for loan losses	2,314,787	2,615,623	7,353,978	7,427,381

Other income:
Loan servicing fees	142,640	146,441	403,693	398,928
Deposit service charges	516,449	496,462	1,492,408	1,400,015
Gain on sale of real estate owned and foreclosed property	-	-	48,220	16,316
Other operating income	64,619	66,951	168,044	151,146
Total other income	723,708	709,854	2,112,365	1,966,405

Other Expenses:
Salaries and employee benefits	1,184,240	1,007,109	3,447,189	2,923,894
Premises and occupancy costs	436,558	515,240	1,353,099	1,454,502
Amortization of intangibles	23,907	23,907	71,721	71,721
Federal insurance premiums	16,926	9,384	53,503	43,674
Other operating expenses	640,694	598,317	1,879,135	1,696,739
Total other expenses	2,302,325	2,153,957	6,804,647	6,190,530

Income before income taxes	736,170	1,171,520	2,661,696	3,203,256
Income taxes	292,890	468,609	1,063,500	1,281,673

Net Income	$ 443,820	$ 702,911	$ 1,598,196	$ 1,921,583

Income per share of common stock:
Basic	$ 0.06	$ 0.10	$ 0.21	$ 0.27
Diluted	$ 0.06	$ 0.09	$ 0.21	$ 0.25

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Nine Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 1,598,196	$ 1,921,583
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	435,000	265,000
Depreciation and amortization	516,386	777,326
Amortization of intangibles	71,721	71,721
Amortization of deferred loan fees	7,130	(8,431)
Gain on Sale of real estate owned and foreclosed property	(48,220)	(16,316)
Increase in FHLB stock	-	(54,800)
Decrease (increase) in accrued interest receivable	108,501	(190,599)
(Decrease) increase in other assets	281,752	189,892
(Decrease) increase in accrued interest payable	(41,646)	130,009
Decrease in accrued expenses and other liabilities	(229,847)	(699,984)

Net Cash Provided By Operating Activities	2,698,973	2,385,401

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	1,534,313	1,098,682
Maturities of investment securities	1,076,718	325,000
Purchase of FHLB stock	(100,000)	-
Purchase of investment securities	(6,061,315)	(3,121,599)
Loan originations, net of principal repayments	658,800	(24,122,022)
Purchase of premises and equipment	(583,401)	(1,324,505
Proceeds from the sale of real estate owned	1,041,423	502,187

Net Cash Used By Investing Activities	(2,433,462)	(26,642,217)

FINANCING ACTIVITIES:
Net increase in deposits	5,800,610	40,664,671
Proceeds form other borrowings	-	2,000,000
Repayments of other borrowings	-	(2,860,000)
Proceeds from FHLB advances	5,000,000	-
Repayments of FHLB advances	(4,000,000)	(6,100,000)
Cash dividends paid ($0.04 and $0.08 per share, respectively)	(308,308)	(287,935)

Net Cash Provided by Financing Activities	6,492,402	33,416,736

Net increase in cash and cash equivalents	6,757,913	9,159,920
Cash and cash equivalents at beginning of year	16,586,760	7,202,566

Cash and cash equivalents at end of quarter	$ 23,344,673	$ 16,362,486

Supplemental disclosure of cash paid during the period for:
Interest	$ 4,497,619	$ 6,732,864
Income taxes	835,000	1,075,000
	5,332,619	7,807,864

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 1,702,205	$ 866,329
Sale of real estate owned financed by bank	192,900	759,112
	1,895,105	$ 1,625,441

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 2001 and September 30, 2000. Also included are the results of its operations and changes in financial position for the three and nine months ended June 30, 2001 and 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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
	Three- Month Period Ended June 30,		Nine-Month Period Ended June 30,
	2001	2000	2001	2000
Weighted average number of common shares outstanding - Basic	7,713,733	7,198,371	7,713,733	7,198,371

Incremental shares from the assumed conversion of stock options	32,474	471,745	32,474	493,157

Total - Diluted	7,746,207	7,670,116	7,746,207	7,691,528

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

  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:
	Six Months Ended March 31, 2001	Year Ended September 30, 2000

Beginning Balance	2,364,704	1,235,566
Provision charged to operations	435,000	2,640,000
Charge-offs	(633,091)	(1,653,310)
Recoveries	138,271	142,448
Balance, end of period	2,304,884	2,364,704

FIRST GEORGIA HOLDING, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-QSB.

LIQUIDITY

First Georgia Bank (the "Bank") has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 4% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 8.90% and 7.79% at June 30, 2001 and September 30, 2000, respectively.

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

CAPITAL RESOURCES

The following is reconciliation at June 30, 2001 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:
First Georgia Bank Stockholder's Equity	$ 21,618,000

Less:
Intangible assets	526,000
Tangible Capital	21,092,000

Plus:
Qualifying intangible assets	526,000
Core Capital	21,618,000

Plus:
Supplemental Capital	2,305,000

Less:
Deducted Capital	153,000
Risk-Based Capital	$ 23,770,000

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At June 30, 2001, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at June 30, 2001 are summarized as follows:
			Required Minimum
	Bank Capital		Amount		Excess (Defiency)
Tangible Capital	8.56%	$21,092,000	1.50%	$3,697,000	7.06%	$17,395,000

Core Capital	8.75%	$21,618,000	4.00%	$9,879,000	4.75%	$11,739,000

Risk-Based Capital	11.61%	$23,770,000	8.00%	$16,378,000	3.61%	$7,392,000

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

At June 30, 2001, the Bank's Tier 1 risk-based capital ratio was 10.56%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter ended June 30, 2001. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans decreased $446,873, or 9.34%, for the three-month period ended June 31, 2001 as compared to the same period in 2000. This decrease is directly related to the decrease in average loans outstanding and an overall decrease in interest rates as compared to the same period last year. However, average loan balances over the nine-month period ended June 30, 2001 have increased compared to the same period in 2000 resulting in an increase in interest income of $665,227, or 4.91% for the nine-month period ended June 30, 2001. The interest on Federal funds sold decreased $20,461 for the quarter or $10.89% and increased $33,176, or 12.90% as compared to the same period in 2000. The decrease during the quarter was related to the reduction of interest rates paid on Federal Funds sold. The increase for the period ended June 30, 2001 as compared with the same period last year is due to an increase in the amount of Federal Funds being sold overnight. In a trend continued from the prior fiscal year, the Bank has seen significant growth in its deposit balances. The Bank is continuing to offer a variety of deposit products, such as free checking, which has been favorably accepted in the marketplace. Consequently, the Bank has been able to invest money into short-term interest earning vehicles, such as overnight Federal funds sold for the remainder of the nine-month period. Interest on investments increased $115,587 or 40.42% for the quarter and increased $366,310 or 49.41% for the nine-month period. This increase is related to the $3,518,779 increase in investment balances during the year.

INTEREST EXPENSE

Interest on deposits increased $99,215 or 4.13% for the quarter ended June 30, 2001 and $1,062,343 or 16.36% for the nine-month period ended June 30, 2001 as compared to the same period in 2000. This increase is primarily attributable to an approximate $6 million increase in average deposit balances in the nine-month period from September 30, 2000 to June 30, 2001 as compared to the same period in 2000. The market place in which the Bank operated remains conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit growth. Interest on FHLB advances and other borrowings increased $8,672 or 12.66% for the quarter and decreased $84,528 or 22.86% for the nine-month period as compared to same period last year. During the third quarter, the bank paid interest on a Federal Home Loan Bank advance that was obtained during the first quarter of fiscal 2001. However, the deposit growth rapidly increased and the Bank was able to sell federal funds on a nightly basis throughout the remainder of the nine-month period.

NET INTEREST INCOME

Net Interest Income decreased $460,836 or 16.51% for the quarter and increased $96,597 or 1.26% for the nine-month period ended June 30, 2001 over the same period ended June 30, 2000. The decrease in net interest income during the third quarter is attributable to decreasing interest rates. While increases in loan balances offset by interest earning deposits have contributed to the increase over the nine-month period, the increase in non-interest bearing deposits held by the bank has been the major reason for the increase in net interest income as compared to the same nine month period last year. Management believes this growth will continue in 2001.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine-month period ended June 30, 2001 totaled $435,000. The loan loss provision decreased $160,000 or 91.43% for the quarter and increased $170,000 or 64.15% for the nine-month period ended June 30, 2001 as compared to the same periods in 2000. Due to decreased loan balances, Management did not find it necessary to increase the loan loss provision. Management believes the reserve is sufficient and continues to closely monitor the reserve balance. Net interest income after the provision for loan losses for the quarter ended June 30, 2001 decreased $300,836 or 11.50% from the same period last year and $73,403 or .99% for the nine-month period ended June 30, 2001 over June 30, 2000. The decrease in net interest income is directly related to the decrease in loan interest income resulting from a decrease in interest rates and decreased loan volume.

OTHER INCOME

Other income for the quarter increased $13,854 or 1.95% from the same quarter the previous year and $145,960 or 7.42% for the nine-month period ended June 30, 2001 as compared to the same period in 2000. Loan servicing fees decreased $3,801, or 2.60% for the quarter ended June 30, 2001 and increased $4,765 or 1.19% for the nine-month period as compared to the same periods in 2000. The quarterly decrease is attributable to approximately a $12,000 increase in brokered mortgage fees offset by an approximate $16,000 decrease in late fees and mortgage fees. The increase over the nine-month period is attributable to higher fees earned on brokered mortgage loans. Deposit service charges increased $19,987 or 4.03% for the quarter ended June 30, 2001 and $92,393 or 6.60% for the nine-month period. The increase is related to increased fee income, such as service charges and insufficient funds fees. Other operating income decreased $2,332 or 3.48% for the quarter ended June 30, 2001 and increased $16,898 or 11.18% over the nine-month period as compared to the same periods last year. The quarterly decrease is a result of a $16,889 decrease in miscellaneous income offset by an$8,006 increase in check printing charges, a $3,170 increase in safe deposit fees and a $2570 increase in ATM fees. The increase over the nine-month period is primarily attributable to increased ATM fee income. Also included in other income is a gain of $48,220 for the nine-months ended June 30, 2001 on the sale of foreclosed property. There was no gain on the sale of foreclosed property for the quarter ended June 30, 2001 and there was a $31,904 increase from the same nine-month period last year related to the sale of real estate owned during the first quarter of the current fiscal year.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 2001 increased $148,368, or 6.89%, over the quarter ended June 30, 2001 and $614,117 or 9.92% over the nine-month period ended June 30, 2001 as compared to the same periods last year. Salaries and employee benefits increased $177,131, or 17.59% for the three-month period ending June 30, 2001 over the same period ended June 30, 2000, and $523,295 or 17.90% for the nine-month period over the same period last year. The Bank added several new employees as a result of the growth the bank is experiencing. Premises and occupancy costs decreased $78,682 or 15.27% in the quarter ended June 30, 2001 over the quarter ended June 30, 2000, and $101,403 or 6.97% over the nine-month period ended June, 30, 2001 as compared with the same period last year. This decrease is primarily attributable to a $87,454 decrease in rent expense related to the closing of the Wal-Mart branch in April of 2000. Other operating expenses increased $42,377 or 7.08% for the quarter as compared to the same quarter last year, and increased $182,396 or 10.75% for the nine-months ended June 30, 2001 as compared to the same period in 2000. This increase results primarily from an approximate $42,000 increase in legal fees for the quarter. The increase over the nine-month period is related in part to an approximate $60,000 increase in the general insurance expense account, an approximate $46,000 increase in bad check losses, and a $18,000 increase in bank service charge expenses. General insurance expense increased due to a change in the insurance policy and related increased premiums as compared to the same nine-month period in 2000. The increases are directly related to the overall growth of the Bank during the 9-month period ended June 30, 2001 as compared to the same period last year.

The provision for income taxes decreased by $175,710 or 37.50% for the quarter and $218,173 or 17.02% for the nine-month period ended June 30, 2001 as compared to the same period in 2000. The effective tax rate remains consistent at a rate of 38%.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents increased $6,757,913 or 40.74%, over the nine-month period ended June 30, 2001. With the increase in transaction deposit accounts, the Bank has maintained higher cash and cash equivalents balances. Included in cash equivalents is an increase of $1,851,000 or 18.51% in Federal funds sold during the nine-month period. Because loan volume has slightly decreased, the Bank has had more cash available and has been selling federal funds on a nightly basis. Investment balances increased $3,518,779, or 19.68%, for the nine months ended June 30, 2001. The Bank is investing more of its cash into interest earning assets. Premises and equipment decreased $1,480 or 0.03%. The decrease results primarily from $584,881 depreciation expense during the nine-month period offset by $583,401 in purchases of new equipment related to the relocation of the IT department and the remodeling of the loan and operations departments. Other assets decreased $281,752 or 12.84% during the period as compared with the same period last year. The decrease is primarily related to an approximate $11,000 decrease in the ATM account held at the Bankers Bank, a $9,700 decrease in the other repossessed assets account, and an approximate $288,000 decrease in the federal income tax payable account offset by a $13,000 increase in the credit card payment clearing account and an approximate $14,000 increase in the prepaid expense account. Real estate owned balances increased 748,716 or 238.19% over the nine-month period. This increase is related to foreclosures on several pieces of real estate being held by the bank for resale. The FHLB stock account increased $100,000 or 11.21% over the same nine-month period resulting from the purchase of additional shares of stock. Accrued interest receivable increased $108,501 or 7.20% as a direct result of decreasing loan volume.

Loans receivable decreased $2,842,848 or 1.47% as of the nine months ended June 30, 2001 over September 30, 2000. The decrease in loans is primarily attributable to a decreased loan demand resulting from a slowed economy. The allowance for loan losses decreased from $2,364,704 at September 30, 2000 to $2,304,884 at June 30, 2001. This decrease is a direct result of the decrease in the loan portfolio, offset by an increase in charge-offs. The Bank's loan portfolio at June 30, 2001 and September 30, 2000 are summarized as follows:

LOANS RECEIVABLE

	June 30, 2001	September 30, 2000
Real estate mortgage loans	$ 126,316,456	$ 128,039,030
Real estate construction loans	33,895,915	35,871,217
Consumer loans	17,507,881	17,089,161
Commercial and other loans	15,558,050	15,285,001
	193,278,302	196,284,409
Less:
Deferred loan fees	(135,394)	(212,055)
Unearned interest income	(36,496)	(63,274)
Allowance for loan losses	(2,304,884)	(2,364,704)
	$ 190,801,528	$ 193,644,376

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

The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	June 30, 2001	September 30, 2000
Non-accruing Loans
Construction	$ 138,154	$ 211,769
First Mortgage	1,330,244	3,204,748
Second Mortgage	561,022	182,759
Consumer	418,812	121,057
Total non-accruing loans	2,448,232	3,720,333

Past Due Loans
Real Estate	-	-
Construction	1,008,760	369,992
Mortgage	-	-
Consumer	116,961	116,409
Total past due loans	1,125,721	486,401

Total non-accruing and past due loans	$ 3,573,953	$ 4,206,734

Percentage of total loans	1.85%	2.14%

Real estate acquired through foreclosure	$ 1,063,054	$ 314,338

Total non-accruing, past due loans, and non-performing assets	$ 4,637,007	$ 4,521,072

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended June 30, 2001	Year Ended September 30, 2000
Beginning balance	$2,364,704	$1,235,566
Loans charged-off:
Real estate construction	7,639	-
Real estate mortgage	354,925	540,371
Consumer and other	270,527	1,112,939
Total Charge-offs	633,091	1,653,310

Recoveries:
Real estate construction	-	-
Real estate mortgage	43,445	11,344
Consumer and other	94,826	131,104
Total recoveries	138,271	142,448

Net charge-offs	494,820	1,510,862

Provision charged to operations	435,000	2,640,000

Balance at end of period	$2,304,884	$2,364,704

Ratio of net charge-offs to average loans outstanding	0.26%	0.77%

LIABILITIES

Deposits have increased $5,800,610, or 2.71%, for the nine-month period ended June 30, 2001. This increase is the result of an increase in non-interest bearing deposit accounts. First Georgia has continued to be successful in its efforts to obtain new deposit business. However, due to the large amount of maturities during the first quarter, the Bank increased its position in Federal Home Loan Bank advances, as evidenced by the increase of $1,000,000, or 40%. Accrued expenses and other liabilities decreased $229,849 or 14.70% for the nine months ended June 30, 2001. This decrease is attributable to approximately $178,000 decrease in the deposit clearing account, a $58,000 decrease in accrued expenses and an approximate $58,000 decrease in other accounts payable. An increase of approximately $30,000 in the group insurance account and a $28,000 increase in the employee stock deduction account offset these decreases.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

      Exhibits.

There are no exhibits filed with this report,

B. Reports on Form 8-K

The Bank filed no reports on Form 8-K for the quarter ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

By:

       G. Fred Coolidge III

       Secretary and Treasurer