Form 10QSB/A
period 2001-06-30
FIRST GEORGIA HOLDING INC
filed 2001-08-29
CIK 826491

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

7,713,733

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of June 30, 2001 and September 30, 2000	3

Consolidated Income Statements for the Three Months Ended June 30, 2001 and 2000 and the nine months ended June 30, 2001 and 2000	4

Consolidated Cash Flow Statements for the Nine Months Ended June 30, 2001 and 2000	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Consolidated Statements of Financial Condition and Results of Operation	7

PART II
Item 6. Exhibits and Reports on Form 8-k	14

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30, 2001	September 30, 2000
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 11,528,801	$ 6,380,375
Federal funds sold	11,691,000	9,840,000
Interest bearing deposits in other banks	124,872	366,385
Cash and cash equivalents	23,344,673	16,586,760

Investment securities to be held to maturity, at cost (fair value approximately $21,604,000 at June 30, 2001 and $17,476,000 at September 30, 2000)	21,396,900	17,878,121
Loans receivable, net of allowance for loan losses of approximately $2,305,000 and $2,365,000 at June 30, 2001 and September 30, 2000	190,801,528	193,644,376
Real estate owned	1,063,054	314,338
Federal Home Loan Bank stock, at cost	992,300	892,300
Premises and equipment, net	5,568,278	5,569,758
Accrued interest receivable	1,399,191	1,507,692
Intangible assets, net	525,932	597,653
Other assets	1,912,453	2,194,205

Total Assets	$ 247,004,309	$ 239,185,203

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 219,847,326	$ 214,046,716
Federal Home Loan Bank advances	3,500,000	2,500,000
Other borrowings	2,000,000	2,000,000
Accrued interest receivable	677,556	719,202
Accrued expenses and other liabilities	1,333,830	1,563,679
	227,258,712	220,829,597
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,713,733 issued and outstanding	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	11,535,567	10,245,576

Total Liabilities and Stockholders' Equity	19,645,597	18,355,606

	$ 247,004,309	$ 239,185,203

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2001	2000	2001	2000
Interest Income:
Loans	$ 4,338,713	$ 4,785,589	$ 14,217,683	$ 13,552,456
Interest on Federal funds sold	167,398	187,859	290,323	257,147
Interest on investments	401,542	285,955	1,107,665	741,355
Other	703	1,905	13,995	4,296
Total Interest Income	4,908,356	5,261,305	15,629,666	14,555,254

Interest Expense:
Deposits	2,501,405	2,402,190	7,555,390	6,493,047
FHLB advances and other borrowings	77,164	68,492	285,298	369,826
Total interest expense	2,578,569	2,470,682	7,840,688	6,862,873

Net interest income	2,329,787	2,790,623	7,788,978	7,692,381
Provision for loan losses	15,000	175,000	435,000	265,000
Net interest income after provision for loan losses	2,314,787	2,615,623	7,353,978	7,427,381

Other income:
Loan servicing fees	142,640	146,441	403,693	398,928
Deposit service charges	516,449	496,462	1,492,408	1,400,015
Gain on sale of real estate owned and foreclosed property	-	-	48,220	16,316
Other operating income	64,619	66,951	168,044	151,146
Total other income	723,708	709,854	2,112,365	1,966,405

Other Expenses:
Salaries and employee benefits	1,184,240	1,007,109	3,447,189	2,923,894
Premises and occupancy costs	436,558	515,240	1,353,099	1,454,502
Amortization of intangibles	23,907	23,907	71,721	71,721
Federal insurance premiums	16,926	9,384	53,503	43,674
Other operating expenses	640,694	598,317	1,879,135	1,696,739
Total other expenses	2,302,325	2,153,957	6,804,647	6,190,530

Income before income taxes	736,170	1,171,520	2,661,696	3,203,256
Income taxes	292,890	468,609	1,063,500	1,281,673

Net Income	$ 443,820	$ 702,911	$ 1,598,196	$ 1,921,583

Income per share of common stock:
Basic	$ 0.06	$ 0.10	$ 0.21	$ 0.27
Diluted	$ 0.06	$ 0.09	$ 0.21	$ 0.25

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Nine Months Ended June 30,
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 1,598,196	$ 1,921,583
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	435,000	265,000
Depreciation and amortization	516,386	777,326
Amortization of intangibles	71,721	71,721
Amortization of deferred loan fees	7,130	(8,431)
Gain on Sale of real estate owned and foreclosed property	(48,220)	(16,316)
Increase in FHLB stock	-	(54,800)
Decrease (increase) in accrued interest receivable	108,501	(190,599)
(Decrease) increase in other assets	281,752	189,892
(Decrease) increase in accrued interest payable	(41,646)	130,009
Decrease in accrued expenses and other liabilities	(229,847)	(699,984)

Net Cash Provided By Operating Activities	2,698,973	2,385,401

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	1,534,313	1,098,682
Maturities of investment securities	1,076,718	325,000
Purchase of FHLB stock	(100,000)	-
Purchase of investment securities	(6,061,315)	(3,121,599)
Loan originations, net of principal repayments	658,800	(24,122,022)
Purchase of premises and equipment	(583,401)	(1,324,505
Proceeds from the sale of real estate owned	1,041,423	502,187

Net Cash Used By Investing Activities	(2,433,462)	(26,642,217)

FINANCING ACTIVITIES:
Net increase in deposits	5,800,610	40,664,671
Proceeds form other borrowings	-	2,000,000
Repayments of other borrowings	-	(2,860,000)
Proceeds from FHLB advances	5,000,000	-
Repayments of FHLB advances	(4,000,000)	(6,100,000)
Cash dividends paid ($0.04 and $0.08 per share, respectively)	(308,308)	(287,935)

Net Cash Provided by Financing Activities	6,492,402	33,416,736

Net increase in cash and cash equivalents	6,757,913	9,159,920
Cash and cash equivalents at beginning of year	16,586,760	7,202,566

Cash and cash equivalents at end of quarter	$ 23,344,673	$ 16,362,486

Supplemental disclosure of cash paid during the period for:
Interest	$ 4,497,619	$ 6,732,864
Income taxes	835,000	1,075,000
	5,332,619	7,807,864

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 1,702,205	$ 866,329
Sale of real estate owned financed by bank	192,900	759,112
	1,895,105	$ 1,625,441

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