Form 10KSB
period 2001-09-30
FIRST GEORGIA HOLDING INC
filed 2001-12-27
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One) [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended September 30, 2001
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period _____________ to _____________
Commission file number: 0-16657
FIRST GEORGIA HOLDING, INC. (Name of Small Business Issuer)
Georgia	58-17811773
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1703 Gloucester Street, Brunswick, GA 31521 (Address of principal executive offices)

Registrant's telephone number, including area code:(912) 267-7283

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $1.00

Check whether the issuer (1) has filed all reports required to be filed by section 12 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year $23,156,807

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2001:

5,233,056 Shares of Common Stock, $1.00 par value -- $21,560,191 based upon approximate market value of $4.12 per share at December 1, 2001.

State the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2001:

Common Stock, $1.00 par value - 7,713,723 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held January 22, 2002 are incorporated by reference into Part I and Part III.

Portions of the Company's Annual Report (the "Annual Report") to Shareholders for the year ended September 30, 2001 are incorporated by reference into Part I, Part II and Part III.

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

Summary of Financial Results

First Georgia Holding, Inc. reported net income of $2,007,786 in 2001, an increase of $576,131 over 2000. Net interest income after provision for loan losses increased a total of $1,761,474 to $9,518,638 in 2001 compared to $7,757,164 in 2000. Other income increased by a total of $198,191to a total of $2,904,887 in 2001 compared to $2,706,696 in 2000. Other expenses increased to $9,284,509, an increase of $1,161,455 over 2000.

Return on Average Assets and Equity

Return on average assets for the year ended September 30, 2001 was .82% as compared to .61% for the year ended September 30, 2000. Return on average equity for the year ended September 30, 2001 was 10.37% compared to 7.79% for the year ended September 30, 2000. These increases were due primarily to an increase in the net interest margin and a decrease in the provision for loan losses as compared to the previous year.

SELECTED STATISTICAL INFORMATION

The following tables set forth certain statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.

	Years Ended September 30,
	2001	2000	1999

Return on Average Assets	0.82%	0.61%	1.10%
Return on Average Equity	10.37%	7.79%	13.59%
Average Equity to Average Assets	7.91%	7.88%	8.15%
Dividend Payout Ratio	34.58%	41.66%	25.94%

SELECTED STATISTICAL INFORMATION AVERAGE BALANCE SHEETS

	September 30,
	2001	2000	1999
Cash and due from banks	$ 9,980,225	$ 7,489,826	$ 1,659,244
Federal funds sold	9,589,543	7,063,256	8,022,335
Interest-bearing deposits in other banks	181,098	128,385	133,297
Investment securities held to maturity	21,025,726	15,475,183	15,784,630
Loans receivable, net	12,918,574	193,018,305	162,037,526
Real estate owned	746,898	214,331	480,993
Federal Home Loan Bank stock	967,300	898,600	1,019,324
Premises and equipment, net	5,519,487	5,372,000	4,774,696
Intangible assets, net	537,886	633,514	818,685
Accrued interest receivable	1,436,636	1,399,704	1,118,902
Other assets	2,035,805	1,557,480	4,468,330
	$244,939,177	$233,250,584	$200,317,962

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities:
Deposits	$217,023,856	$204,835,129	$169,000,004
Federal Home Loan Bank advances	3,500,000	5,550,000	8,026,567
Other borrowed money	2,700,000	1,960,000	226,110
Accrued expenses and other liabilities	2,350,040	2,512,144	6,730,721
	225,573,896	214,857,273	183,983,402
Stockholders equity	19,365,281	18,373,311	16,334,560
Total liabilities and stockholders equity	$244,939,177	$233,230,584	$200,317,962

	Years Ended September 30,
	2001	2000	1999
Interest earned on:
Loans	$ 18,141,655	$ 18,489,668	$ 14,796,821
Investment securities	1,650,762	1,045,580	966,451
Other	459,503	396,951	384,496
Total interest income	20,251,920	19,932,199	16,147,768

Interest paid on:
Deposits	9,918,978	9,036,423	7,397,718
Federal Home Loan Bank advances
and other borrowings	379,314	498,612	506,831
Total Interest expense	10,298,292	9,535,035	7,904,549
NET INTEREST EARNED	$ 9,953,628	$ 10,397,164	$ 8,243,219

Average percentage earned on:
Loans	9.40%	9.58%	9.13%
Taxable investment securities	7.30%	6.76%	6.55%
Other	4.70%	5.52%	4.71%
Total interest earning assets	9.05%	9.24%	8.73%

Average percentage paid on:
Deposits	4.57%	5.73%	4.38%
Federal Home Loan Bank advances
and other borrowings	6.12%	6.64%	6.14%
Total interest bearing liabilities	4.61%	4.49%	4.46%

NET YIELD ON INTEREST EARNING ASSETS	4.44%	4.75%	4.18%

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

Loan Portfolio Analysis

The Bank's net loan portfolio totaled approximately $187,526,000 at September 30, 2001, representing approximately 76% of its total assets. On that date, approximately 60% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

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

Set forth in the following table is selected data relating to the composition of the Bank's loan portfolio by type of loan and type of security on the dates indicated.

LOAN ANALYSIS
Loans by Type of Security:	2001		2000		1999		1998		1997
Real Estate Loans:	(In Thousands)
Residential:
One-four family:
Conventional	$106,776	56.94%	$114,014	58.88%	$ 92,969	53.68%	$ 88,002	58.18%	$ 77,272	56.05%
FHA-VA	-	0.00%	-	0.00%	494	0.29%	245	0.16%	253	0.18%
Multi-family conventional	175	0.09%	402	0.21%	3,003	1.73%	1,761	1.16%	462	0.34%
Total Residential	106,951	57.03%	114,416	59.09%	96,466	55.70%	90,008	59.51%	77,987	56.57%

Commercial property	34,192	18.23	34,736	17.94%	26,402	15.24%	24,492	16.19%	24,431	17.72%
Land development and other	16,663	8.89	14,758	7.62%	19,546	11.29%	15,438	10.21%	16,997	12.33%
Total Real Estate Loans	157,806	84.15	163,910	84.65%	142,414	82.23%	129,938	85.91%	119,415	86.62%

Consumer loans	17,454	9.31	17,089	8.82%	14,801	8.55%	11,830	7.82%	10,384	7.53%
Commercial loans	14,824	7.91	15,285	7.89%	17,481	10.09%	10,593	7.00%	9,138	6.63%
Unearned interest income	(25)	-0.01	(63)	-0.03%	(61)	-0.04%	(56)	-0.04%	(73)	-0.05%
Allowance for loan losses	(2,414)	-1.29	(2,365)	-1.22%	(1,236)	-0.71%	(969)	-0.64%	(1012)	-0.73%
Deferred loan (fees) cost	(119)	-0.06	(212)	-0.11%	(203)	-0.12%	(83)	-0.05%	13	0.01%
Total	$187,526	100.00%	$193,644	100.00%	$173,196	100.00%	$151,253	100.00%	$137,865	100.00%

LOAN ANALYSIS (Continued)

	September 30,
	2001		2000		1999		1998		1997
Loans by Type of Loan:	(In Thousands)
Real Estate Loans:
Loans on existing property:
Fixed Rate	$ 41,520	22.14%	$ 32,182	16.62%	$ 33,049	19.08%	$ 25,996	17.19%	$ 21,713	15.75%
One year ARM and variable rate (1)	81,217	43.31%	94,794	48.95%	82,017	47.36%	76,005	50.25%	79,137	57.40%
Three year ARM	866	0.46%	1,063	0.55%	664	0.38%	828	0.55%	1,568	1.14%
Construction loans	34,203	18.24%	35,871	18.52%	26,684	15.41%	27,109	17.92%	16,997	12.33%
Total real estate loans	157,806	84.15%	$163,910	84.65%	142,414	82.23%	129,938	85.91%	119,415	86.62%

Consumer loans	17,454	9.31%	17,089	8.82%	14,801	8.55%	11,830	7.82%	10,384	7.53%
Commercial loans	14,824	7.91%	15,285	7.89%	17,481	10.09%	10,593	7.00%	9,138	6.63%
Unearned interest income	25	0.01%	(63)	-0.03%	(61)	0.04%	(56)	-0.04%	(73)	0.05%
Allowance for loan losses	2,414	1.29%	(2,365)	-1.22%	(1,236)	0.71%	(969)	-0.64%	(1,012)	0.73%
Deferred loan (fees) cost	119	0.06%	(212)	-0.11%	(203)	0.12%	(83)	-0.05%	13	0.01%
Total	$187,526	100.00%	$193,644	100.00%	$173,196	100.00%	$151,253	100.00%	$137,865	100.00%

(1) An ARM is an adjustable rate mortgage

LOAN MATURITY SCHEDULE

The following table sets forth certain information at September 30, 2001 regarding the dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts, are reported as due in one year or less. This table does not consider the repricing of loans to be maturities. Interest rate sensitivity is incorporated herein by reference from the Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management in the Annual Report to Shareholders for 2001.

Maturities	Real Estate Mortgage	Real Estate Construction	Consumer	Commercial and other	Total
Within 1 year	$ 36,989	$ 30,552	$ 5,494	$ 7,432	$ 80,467
After 1 year through 5 years	24,975	3,651	11,623	6,689	46,938
After 5 years through 10 years	9,919	-	143	616	10,678
After 10 years	51,720	-	194	87	52,001
Total	$ 123,603	$ 34,203	$ 17,454	$ 14,824	$ 190,094
			Less:
			Unearned Income		(25)
			Allowance for Loan losses		(2,414)
			Deferred Loan Fees		(119)
					$ 187,526

The following table sets forth the dollar amount of all loans due more than one year after September 30, 2001 which have predetermined interest rates and which have floating or adjustable interest rates.

	Real Estate Mortgage	Real Estate Construction	Consumer	Commercial and Other	Total
	(In Thousands)
Predetermined rates	$ 30,463	-	11,468	5,506	47,437
Floating or adjustable rates	56,151	3,651	492	1,886	62,180
Total	$ 86,614	3,651	11,960	7,392	109,617

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

Commercial Real Estate Loans

Current regulations permit federal institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 2001, the Bank had 193% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust every one to three years. The rate is generally determined by reference to money center banks' prime rates. The Bank's commercial real estate loans have various terms, with the payments based on a 15 to 25 year amortization schedule, and have balloon maturities of 5 to 7 years. The Bank generally requires that such loans have a minimum debt service coverage of 1.15 and a loan-to-value ratio of not more than 90%.

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

The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sales and leasing information based upon evaluation of similar projects, the use of independent engineers to examine plans and monitor construction and the borrower's cash flow projections upon completion. The Bank may require a performance bond in the amount of the construction contract based on management's evaluation of the project and the financial strength of the contractor and also requires personal guaranties of payment by the principals of any borrowing entity. At September 30, 2001, approximately $34,203,000 of the Bank's loan portfolio consisted of construction loans.

Consumer Loans

Current regulations permit federal savings institutions to invest up to 35% of their assets in consumer loans. The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans (such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $17,455,000 at September 30, 2001.

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

The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The Bank's commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors generally on an annual basis. At September 30, 2001, the Bank had approximately $12,916, 000 outstanding in commercial loans. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, and changes in interest rates.

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

Loan Originations, Sales and Purchases

It is a policy of the Bank not to originate for its own portfolio any fixed rate residential mortgage loans that exceed 15 years. The Bank instead originates long term fixed rate mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally continues to collect payments on the loans and otherwise to service the loans sold. The Bank retains a portion of the interest paid by the borrower on these loans as consideration for its servicing loans sold to others. At September 30, 2001, the Bank was servicing loans for others of approximately $10,856,000.

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

As a measure of the soundness of a thrift institution's loans, federal regulatory authorities have developed the concept of asset classification and have established four categories of problem assets: "Special Mention," "Substandard," "Doubtful" and "Loss". Assets designated Special Mention do not require that a bank take any specific action. For assets classified Substandard or Doubtful, a bank's examiner is authorized to direct the establishment of a general allowance for loan losses based on the assets classified and the overall quality of the bank's asset portfolio. This valuation allowance must be established in accordance with generally accepted accounting principles. For assets or portions of assets classified as loss, a bank is required either to establish specific allowances of 100% of the amount so classified, or to charge off such amount. These specific allowances or charge offs must also be established in accordance with generally accepted accounting principles.

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

At September 30, 2001, the following amounts of loans were classified as follows:

Special Mention	$10,493,000
Substandard	6,665,000
Doubtful	-
Loss	-
$17,158,000

Non-accrual, Past Due and Restructured Loans

The Bank has approximately $3,541,000 of loans in non-accrual status at September 30, 2001. The Bank had approximately $3,720,000 of loans in non-accrual status at September 30, 2000. The Bank has had no restructured loans. ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Company's Annual Report is incorporated by reference herein.) Had all non-accrual loans at September 30, 2001 actually accrued interest for the full fiscal year, approximately $183,000 of additional interest income would have been added to fiscal earnings.

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

The Company has allocated the allowance for loan losses according to the amount deemed to be reasonably necessary to provide for losses being incurred within the categories of loans set forth in the table below. This allocation is based on management's evaluation of the loan portfolio under current economic conditions, past loan loss experience, adequacy and nature of collateral, and such factors which, in the judgment of management, deserve recognition in estimating loan losses. Regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for probable losses on loans and real estate acquired through foreclosure and other non-performing assets. Such agencies may require the Company to make additions to the allowance based on their judgments about information available to them at the time of their examination. Because the allocation is based on estimates and subjective judgment, it is not necessarily indicative of the specific amounts or loan categories in which charge-offs may occur.

The allocation of the allowance for probable loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, 2001 and 2000 are presented in the following table.

	September 30,
	2001		2000		1999		1998		1997
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Balance at the end of year applicable to:
Commercial, financial, and agricultural	$ 185	7.80%	$ 171	8.71%	196	10.01%	$ 143	6.95%	$ 150	6.58
Real estate-construction	427	17.99%	390	18.26%	203	19.26%	34	17.79%	35	12.23
Real estate-mortgage	1,543	65.03%	1,600	65.24%	714	62.26%	287	67.49%	300	73.72
Consumer	218	9.18%	134	7.79%	61	8.47%	38	7.77%	40	7.047
Unallocated	41	N/A	70	NA	62	NA	467	N/A	487	N/A
	$2,414	100.00%	$2,365	100.00%	$1,236	100.00%	$ 969	100.00%	$1,012	100.00%

The percentage columns are the percentage of total loans in each category to total loans.

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

At September 30, 2001, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.

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

Investment decisions are made by senior officers of the Bank. The actions of the officers are within policies established by the Board of Directors. At September 30, 2001 the investment portfolio totaled approximately $25,951,000.

 The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.

Investment Security Analysis
	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 2001:
Investment securities:
Mortgage-backed securities and SBAs	$ 21,470,502	6.63%	$21,933,542
State and municipal bonds	4,480,175	5.40%	4,525,520
	$ 25,950,677	6.58%	$26,459,062

	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 2000:
Investment securities:
Mortgage-backed securities and SBAs	$ 16,692,276	6.46%	$16,291,054
State and municipal bonds	1,185,845	6.82%	1,184,626
	$ 17,878,121	6.55%	$17,475,680

	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 1999:
Investment securities:
Mortgage-backed securities and SBAs	$ 13,597,058	6.29%	$13,120,618
State and municipal bonds	845,000	6.95%	845,389
	$ 14,442,058	6.22%	$13,966,007

 A summary of investment and mortgage-backed securities by maturities as of September 30, 2001 follows:

	Amortized Cost	Weighted Average Yield	Fair Value

Investment Securities:
Within 1 year	$ -	0.00%	$ -
After 1 year through 5 years	1,252,396	5.14%	1,292,604
After 5 years through 10 years	5,064,156	5.63%	5,132,512
After 10 years	19,634,125	7.76%	2,033,946
	$ 25,950,677	6.58%	$ 8,459,062

(1) Yields on tax-exempt securities are computed on tax equivalent basis.

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

	Year Ended September 30, 2001 vs. Year Ended September 30, 2000
(In Thousands)	Total	Rate	Volume
Interest income:
Loans
Investment securities	$ (348)	$ (12)	$ (336)
Interest-bearing deposits in other banks	605	216	389
Total interest-earning assets	63	(45)	108
	320	159	161
Interest expense:
Deposits	883	333	550
Federal Home Loan Bank advances and other borrowings	(119)	(230)	111
Total interest-bearing liabilities	764	102	662
Net interest income	$ (444)	$ 57	$ (501)

	Year Ended September 30, 2000 vs. Year Ended September 30, 1999
(In Thousands)	Total	Rate	Volume
Interest income:
Loans
Investment securities	$ 3,693	$ 770	$ 2,923
Interest-bearing deposits in other banks	79	186	(107)
Total interest-earning assets	12	181	(6)
	3,784	974	2,810
Interest expense:
Deposits	1,639	687	952
Federal Home Loan Bank advances and other borrowings	(8,219)	(2,218)	(6,001)
Total interest-bearing liabilities	(6,580)	(1,531)	(5,049)
Net interest income	$ 10,364	$ 2,505	$ 7,859

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

Deposits

Savings deposits in the Bank at September 30, 2001 and 2000 were represented by the various types of programs described as follows:

DEPOSITS AT SEPTEMBER 30, 2001
Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 14,699	6.71%
Commercial Checking		-	-	13,572	6.28%
NOW Accounts		750	1.00%	24,091	11.00%
Super NOW and MMDA		1,000	2.00%	10,657	4.87%
Statement Savings		100	1.50%	12,352	5.64%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	6.34%	16,497	7.53%
Other time deposits:
3 months	3-5 months	1,000	2.60%	787	0.36%
6 months	6-11 months	1,000	4.05%	8,453	3.86%
1 year	12-17 months	500	5.58%	78,941	36.05%
1&1/2 years	18-23 months	500	6.18%	1,285	0.59%
2 years	24--29 months	500	6.43%	12,964	5.92%
2&1/2 years	30-35 months	500	5.88%	1,079	0.49%
3 years	36-41 months	500	5.97%	4,133	1.89%
3&1/2 years	42-47 months	500	6.93%	54	0.02%
4 years	48-59 months	500	5.90%	1,520	0.69%
5 years	60 months	500	6.49%	13,298	6.07%
18 month IRA	18 months	500	5.45%	4,379	2.00%
Other	30 days	500	1.75%	42	0.02%
			4.06%	$ 218,983	100.00%

Deposits at September 30, 2000 and 1999 are represented on the following pages.

DEPOSITS AT SEPTEMBER 30, 2000
Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 10,338	4.40%
Commercial Checking		-	-	13,640	6.37%
NOW Accounts		750	1.00%	20,326	9.50%
Super NOW and MMDA		1,000	2.35%	17,177	8.02%
Statement Savings		100	2.30%	9,925	4.64%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	6.36%	14,659	6.85%
Other time deposits:
3 months	3-5 months	1,000	4.01%	821	0.38%
6 months	6-11 months	1,000	4.98%	3,643	1.70%
1 year	12-17 months	500	6.28%	84,635	39.54%
1&1/2 years	18-23 months	500	6.16%	1,663	0.78%
2 years	24--29 months	500	6.03%	10,672	4.99%
2&1/2 years	30-35 months	500	6.18%	2,556	1.19%
3 years	36-41 months	500	6.93%	4,556	2.13%
3&1/2 years	42-47 months	500	6.24%	50	0.02%
4 years	48-59 months	500	6.09%	1,789	0.84%
5 years	60 months	500	6.44%	13,066	6.10%
18 month IRA	18 months	500	5.78%	5,126	2.39%
Other	30 days	500	2.75%	331	0.15%
			4.58%	$ 214,973	100.00%

DEPOSITS AT SEPTEMBER 30, 1999
Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 6,688	3.86%
Commercial Checking		-	-	13,268	7.66%
NOW Accounts		750	1.25%	18,529	10.70%
Super NOW and MMDA		1,000	2.30%	14,823	8.56%
Statement Savings		100	2.35%	9,197	5.31%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	5.76%	16,297	9.41%
Other time deposits:
3 months	3-5 months	1,000	4.79%	2,252	1.30%
6 months	6-11 months	1,000	5.28%	8,776	5.07%
1 year	12-17 months	500	5.85%	35,397	20.44%
1&1/2 years	18-23 months	500	5.85%	1,240	0.72%
2 years	24--29 months	500	6.02%	16,947	9.79%
2&1/2 years	30-35 months	500	6.02%	4,141	2.39%
3 years	36-41 months	500	6.23%	4,250	2.45%
3&1/2 years	42-47 months	500	6.23%	72	0.04%
4 years	48-59 months	500	6.23%	1,839	1.06%
5 years	60 months	500	6.23%	13,155	7.60%
18 month IRA	18 months	500	5.82%	6,199	3.58%
Other	30 days	500	2.91%	104	0.06%
			5.69%	$ 173,174	100.00%

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

The following table sets forth the composition of deposits, excluding accrued interest payable, by type and interest rate at the dates indicated.

	September 30,
	2001	2000	1999
Access accounts:
Commercial checking - 0.00%	$ 28,450	$ 23,978	$ 19,956
NOW accounts - 1.25%	24,091	20,326	18,529
Money Market deposit account - variable rate	10,658	17,177	14,823
Statement savings - 2.30%	12,352	9,925	9,190

Certificates of deposits:
2.75% - 5.00%	36,848	5,608	10,370
5.01% - 7.00%	99,296	130,210	98,846
7.01% - 9.00%	7,293	7,749	1,460
Subtotal	218,983	214,973	173,174
Accrued interest	641	719	518
Total	$ 219,624	$ 215,692	$ 173,692

TIME DEPOSIT MATURITIES
Balances at September 30,
Interest Rates	2001	2002	2003	2004	Thereafter	Total
	(In Thousands)
2.75% - 5.00%	$ 33,082	3,008	485	222	46	36,843
5.01% - 7.00%	75,755	12,595	8,895	1,372	679	99,296
7.01% - 9.00%	4,783	740	324	1,446	-	7,293
	$ 113,620	16,343	9,704	3,040	725	143,432

JUMBO CD MATURITIES
Maturity	September 30, 2000
(In Thousands)
Three months or less	$ 2,206
Three to six months	5,787
Six to twelve months	4,256
Over twelve months	4,248
Total	$ 16,497

AVERAGE DEPOSITS BY TYPE
September 30,
	2001		2000		1999
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate
	(InThousands)
Non-interest bearing deposits	$ 27,195	-	$ 23,073	-	$ 19,042	-
NOW's	24,180	1.00%	19,770	1.00%	18,480	1.00%
MMDA's	12,755	2.35%	15,531	2.35%	12,023	2.35%
Savings	12,128	2.30%	9,368	2.30%	7,983	2.30%
Time Deposits	140,766	5.86%	137,093	6.00%	111,472	6.00%
Total Average Deposits	$ 217,024	4.57%	$ 204,835	5.73%	$ 169,000	4.38%

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

	2001		2000
Due During Year Ending September 30,	Amount	Weighted Average Rate	Amount	Weighted Average Rate
2002	500,000	7.90%	500,000	7.90%
2006	1,000,000	5.90%	-	-
2008	2,000,000	5.51%	2,000,000	5.51%
	$ 3,500,000	5.96%	$ 2,500,000	5.99%

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

FEDERAL HOME LOAN BANK ADVANCES
	At September 30,
	2001	2000	1999
Balance outstanding	$ 3,500,000	$ 2,500,000	$ 8,600,000
Weighted average rate	5.96%	5.99%	6.15%
Maximum amount of short-term borrowings at any month end	$ 3,500,000	$ 8,100,000	$ 6,100,000
Approximate average short-term borrowings outstanding	$ 3,500,000	$ 3,896,995	$ 1,859,170
Approximate weighted average paid on short-term borrowings(1)	5.50%	5.50%	5.24%

(1) The average method used is the average end of month totals.

First Georgia Holding, Inc. obtained a line of credit for up to $3,000,000 from the Bankers Bank in March 2000. The interest is payable quarterly at Prime minus 50 basis points (5.5% at September 30, 2001). All of the issued and outstanding shares of capital stock of First Georgia Bank are pledged as collateral for this line of credit. As of September 30, 2001, the Company had borrowed $2,000,000 against this line of credit which matures on March 31, 2002 with an option to extend until March 31, 2012. The Bank did not draw any additional funds on this line of credit during the period ended September 30, 2001. The maximum amount of borrowings at any month end was $2,000,000. The following table sets forth information regarding the Bankers Bank advance at the end of and during the periods indicated.

Bankers Bank Advance
	2001	2000	1999
Balance outstanding	$ 2,000,000	$ 2,000,000	-
Weighted average rate	6.45%	7.50%	-
Maximum amount of short-term borrowings at any month end	$ 2,000,000	$ 2,000,000	-
Approximate average borrowings outstanding	$ 2,000,000	$ 1,506,849	-
Approximate weighted average paid on borrowings(1)	6.38%	7.35%	-

(1) The average method used is the average end of month totals.

Employees

At September 30, 2001, the Bank employed 136 full-time equivalent employees. Management considers relations with its employees to be excellent. The Bank currently maintains a comprehensive employee benefits program including, among other benefits, hospitalization and major medical insurance, life insurance, dental insurance, long term disability, a 401(k) plan and educational assistance. Management considers these benefits to be generally competitive with those offered by competing financial institutions in its market area. The Bank's employees are not represented by any collective bargaining group.

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

Forward Looking Statements

This Annual Report on Form 10-KSB, other periodic reports filed by the Company under the Securities Exchange Act of 1934, as amended, and any other written or oral statements made by or on behalf of the Company may include forward looking statements which reflect the Company's current views with respect to future events and financial performance. Such forward looking statements are based on general assumptions and are subject to various risks, uncertainties and other factors that may cause actual results to differ materially from the views, beliefs and projections expressed in such statements. These risks, uncertainties and other factors include, but are not limited to:

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

(e) The ability of the Company to achieve the earnings expectations related to the continued growth of the markets in which the Company operates consistent with recent historical experience, and the Company's ability to expand into new markets and to maintain profit margins in the face of pricing pressures.

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

Savings and Loan Holding Company Regulation

The Company is a registered holding company under both the Savings and Loan Holding Company Act (the "SLHCA") which is set forth in Section 10 of the Home Owners Loan Act ("HOLA") and the Financial Institutions Code of Georgia ("FICG"). The Company is regulated under these acts by the Office of Thrift Supervision (the "OTS") and by the Department of Banking and Finance (the "Georgia Department"), respectively. As a savings and loan holding company, the Company is required to file an annual report with the OTS, as well as any additional information the OTS may require pursuant to the SLHCA. The OTS also conducts examinations of the Company and each of its subsidiaries.

Savings and loan holding companies and their non-bank subsidiaries are prohibited from engaging in any activity or rendering any services on behalf of their savings institution subsidiaries that the savings institution subsidiaries are prohibited from engaging in directly. This restriction is designed to prevent the use of holding company affiliates to evade requirements of the SLHCA that are designed to protect the holding company's savings institutions. However, if the holding company owns only one insured institution (a unitary holding company) and was in existence prior to May 4, 1999, the SLHCA and the FICG impose no such restrictions on the activities of its non-bank subsidies, provided that the lone savings institution satisfies the qualified thrift lender test (discussed below). Moreover, a unitary holding company that satisfies these requirements is not restricted to any statutorily prescribed list of permissible activities. However, the Financial Services Modernization Act of 1999 provides that, while existing unitary holding companies retain these unrestricted powers, if the unitary is then acquired by another party, its powers are restricted to those permitted for financial holding companies under the Act.

The SLHCA and the FICG make it unlawful for any savings and loan holding company, directly or indirectly, or through one or more subsidiaries or one or more transactions, to acquire control of another savings association or another savings and loan holding company without prior approval from the OTS and the Georgia Department, respectively. The acquisition of more than 25% of any class of voting stock of a savings association or holding company is deemed to be conclusive evidence of control. Savings and loan holding companies are allowed to acquire or to retain as much as 5% of the voting shares of an unaffiliated savings institution or savings and loan holding company without regulatory approval. On December 7, 2000, Congress passed the American Homeownership and Economic Opportunity Act of 2000 which permits savings and loan holding companies to acquire or to retain a 5% to 25% non-controlling interest in an unaffiliated savings institution or savings and loan holding company with prior regulatory approval.

An acquisition by merger, consolidation or purchase of assets of a savings institution or holding company or of substantially all of the assets of a savings institution or holding company is also prohibited without prior OTS or Georgia Department approval. When considering an application for such an acquisition, the OTS and the Georgia Department take into consideration the financial and managerial resources and future prospects of the prospective acquiring company and the institution involved. This includes consideration of the competence, experience and integrity of the officers, directors and principal shareholders of the acquiring company and savings institution. In addition, the OTS and the Georgia Department consider the effect of the acquisition on the institution, the insurance risk to the Savings Association Insurance Fund ("SAIF") and the convenience and needs of the community to be served.

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

Bank Regulation

General. The Bank is a federal savings bank organized under the laws of the United States and is therefore subject to examination by the OTS. The OTS regulates all areas of the Bank's banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations. OTS regulations generally provide that federal savings banks must be examined no less frequently than every 12 months, unless the federal savings bank (i) has assets of less than $250 million; (ii) is well capitalized; (iii) was found to be well managed and its composite condition was found to be outstanding (or good, if the bank had total assets of not more than $100 million) during its last examination; (iv) is not subject to a formal enforcement proceeding or an order from the Federal Deposit Insurance Corporation ("FDIC") or another banking agency; and (v) has not undergone a change of control during the previous 12-month period. In any event, however, federal savings banks must be examined no less frequently than every 18 months. The Bank is subject to assessments by the OTS to cover the costs of such examinations.

The Bank is also insured and regulated by the FDIC. The major functions of the FDIC with respect to insured federal savings banks include 1) paying depositors (to the extent provided by law) in the event an insured bank is closed without adequately providing for depositors and 2) preventing the development and use of unsound and unsafe banking practices.

Subsidiary institutions of a savings and loan holding company, such as the Bank, are subject to certain restrictions imposed by the Federal Reserve Act on any extension of credit to the holding company or any of its other subsidiaries, on investment in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit or provision of any property or services.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with regulatory approval. An institution may be downgraded to a lower capital category based on supervisory factors other than capital.

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

In addition, effective January 1, 1997, the FDIC imposed assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. The assessment is calculated at a rate of 3.7 cents per $100 (the same assessment rate that is imposed on commercial banks).

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

Since the Bank's aggregate assets are not ore than $250,000, under the Gramm-Leech Bliley Act, we are subject to a CRA examination only once every 60 months if we receive an outstanding rating and once every 48 months if our rating is less than satisfactory.

Capital Distributions. An OTS rule requires prior notice regarding all capital distributions by savings associations which are subsidiaries of a holding company (including dividends, stock repurchases and cash-out mergers). An institution that both before and after a proposed capital distribution has net capital equal to or in excess of its capital requirements may, subject to any otherwise applicable statutory or regulatory requirements or agreements entered into with the regulators, make capital distributions in any calendar year up to (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (i.e., the percentage by which the association's capital-to-assets ratio exceeds the ratio of its fully phased-in capital requirement to its assets) at the beginning of the calendar year or (ii) 75% of its net income over the most recent four-quarter period.

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

Effect of Governmental Monetary Polices. The Company's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of financial institutions through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

The Company files all reports with the Securities and Exchange Commission under the Securities Act of 1933. This Form 10-KSB and any other report filed are a matter of public record and may be read or copied by contacting the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These documents, along with reports, proxy and information statements may also be obtained by visiting the SEC online at http://www.sec.gov.

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

Office	Lease Expiration Date	Net Book Value
Executive Office
1703 Gloucester Street Brunswick, GA 31520	owned	$1,014,305
Full Service Offices
Altama Avenue Office 4510 Altama Avenue Brunswick, GA 31520	7/28/08	$172,959
Demere Village 2461 Demere Road St. Simons Island, GA 31522	owned	$264,644
North Brunswick Office 2001 Commercial Drive South Brunswick, GA 31525	owned	$446,773
Colonial Mall Office 109 Scranton Connector Brunswick, GA	owned	$835,101
Waycross 1010 Plant Avenue Waycross, GA31501	Owned	$158,193

Refer to the Lending Activities section of Item 1 contained herein for a description of investment policies related to investments in real estate mortgages.

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

Item 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the Bank as of September 30, 2001 and 2000 and for each of the years in the three year periods ended September 30, 2001, 2000, and 1999, and the report issued thereon by the Company's independent certified public accountant, appear in the Annual Report and are incorporated herein by reference.

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

(b) Reports on Form 8-K:

Form 8-K dated November 27, 2000 reporting First Georgia Holding, Inc. annual earnings for the period ended September 30, 2000 and the increase in provision for loan losses for the same period.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST GEORGIA HOLDING, INC.

(Registrant)

BY: /s/Henry S. Bishop

        President

Date:  December 17, 2001

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

Signatures	Title	Date
/s/ Henry S. Bishop	President and Director (principal executive officer)	December 17, 2001
/s/ B.W. Bowie	Director	December 17, 2001
/s/ M. Frank Deloach	Director	December 17, 2001
/s/ Terry Driggers	Director	December 17, 2001
/s/ Roy K. Hodnett	Director	December 17, 2001
/s/ E. Raymond Mock	Director	December 17, 2001
/s/ James D. Moore	Director	December 17, 2001
/s/ D. Lamont Shell	Director	December 17, 2001
/s/ G.F. Coolidge, III	Chief Operating Officer (principal financial and accounting officer)	December 17, 2001

EXHIBIT INDEX
Exhibit No.	Document	Page
3.1

Articles of Incorporation of First Georgia Holding, Inc. incorporated by reference herein By reference to Appendix B to the Proxy Statement and Prospectus included in the Registration statement on Form S-4 (SEC No. 33-19150), filed December 18, 1987 ("Form S-4"), as amended on December 31, 1987 ("Amendment No. 1") First Georgia Savings Bank, F.S.B. is now known as First Georgia Bank, F.S.B.

N/A
3.2	Amended By-Laws of First Georgia Holding, Inc. incorporated by reference to Exhibit 3.2 of the Form 10-KSB for the year ended September 30, 1994 (the "1994 10-KSB")	N/A
*10.1	First Georgia Holding, Inc. 1995 Stock Incentive Plan incorporated by reference to Exhibit 10.1 of the Form 10-KSB for the year ended September 30, 1995 (the "1995 10-KSB")	N/A
*10.2	First Georgia Holding, Inc. Employee Stock Purchase Plan incorporated by reference to Exhibit 10.2 of the 1995 10-KSB	N/A
*10.3

Qualified 401 (k) Standardized Profit Sharing Plan, Adoption Agreement, First Georgia Savings Bank, F.S.B., incorporated herein by reference to Exhibit 10.3 of the Form 10-K for the year ended September 30, 1992 (the "1992 10-K")

N/A
*10.4	Qualified Retirement Plan, Basic Plan Document, First Georgia Savings Bank, F.S.B., incorporated herein by reference to Exhibit 10.4 of the 1992 10-K	N/A
*10.5	Amendment to the First Georgia Holding, Inc. 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.5 of the Form 10-KSB for the year ended September 30, 1999	N/A
*10.6	First Georgia Holding, Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.6 of the Form 10-KSB for the year ended September 30, 2000	N/A
13	First Georgia Holding, Inc. 2001 Annual Report
21	Subsidiaries of First Georgia Holding, Inc. incorporated by reference to Exhibit 21.6 of the Form 10-KSB for the year ended September 30, 1993 (the "1993 10-KSB)	N/A
23	Consent of Deloitte & Touche LLP	36
24	A power of attorney is set forth on the signature pages to this Form 10-KSB	32

EXHIBIT 13

FIRST GEORGIA HOLDING, INC.
2001
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

TABLE OF CONTENTS

PRESIDENT'S MESSAGE	1
INDEPENDENT AUDITORS' REPORT	3
CONSOLIDATED FINANCIAL STATEMENTS	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	28
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29
DIRECTORS AND OFFICERS	42

PRESIDENT'S MESSAGE

Dear Stockholders:

I am proud to report that our Company remained strong in 2001 despite the uncertain economic environment. The events of September 11, 2001 changed all of our lives forever and accelerated the slow-down of an already declining economy. However, thanks to the hard work of our employees and the loyalty of our customers, the Bank has come through this uncertain time in excellent condition and your investment in our Company remains stable.

Net Income for the year ended September 30, 2001 was $2,007,786 which represents and increase of $576,000 or 40% over the previous year. Net Income per share increased from $.20 per share to $.26 per share.

Total assets grew to a record high of $245,468,000 at September 30, 2001 compared to $239,185,203 at September 30, 2000. This represents an increase of $6,283,000. However, due to a decrease in loan demand, total loans decreased by$6,118,000 at September 30, 2001. Our asset quality remains a high priority and we believe it remains strong.

We continue to be excited about our position in our market place. First Georgia is attracting new relationships daily that want and need a community bank such as ours to service their banking needs. Our deposit market share has grown to be one of the leaders in Glynn County and our valuable employees count customer service as their top priority.

Our Internet banking service continues to attract many customers, as it is one of the 'premier' Internet banking services in our market place.

We look forward to the upcoming year with cautious optimism. As always, we extend our sincere gratitude and appreciation for your support,

Sincerely,

/s/ Henry S. Bishop

Chairman, President and CEO

FIRST GEORGIA HOLDING, INC.

CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2001 and 2000 (With Independent Auditor's Report Thereon)

The Board of Directors and Stockholders

First Georgia Holding, Inc.

Brunswick, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Holding, Inc. and subsidiary as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

November 20, 2001

CONSOLIDATED BALANCE SHEETS
First Georgia Holding, Inc. and subsidiary
Assets	September 30,
	2001	2000

Cash and cash equivalents:
Cash and due from banks	$ 8,972,134	$ 6,402,655
Federal funds sold	10,759,000	9,840,000
Interest bearing deposits in other banks	220,179	344,105
Total cash and cash equivalents	19,951,313	16,586,760
Investment securities held to maturity, fair value $26,459,062 and $17,475,680 at September 30, 2001 and 2000,
respectively (note 2)	25,950,677	17,878,121
Loans receivable, net of allowance for loan loss of $2,414,477 and
$2,364,704 at September 30, 2001 and 2000, respectively (note 3)	187,526,158	193,644,376
Real estate owned	928,739	314,338
Federal Home Loan Bank stock, at cost	992,300	892,300
Premises and equipment, net (note 4)	5,616,054	5,569,758
Accrued interest receivable (note 5)	1,328,007	1,507,692
Intangible assets, net	502,025	597,653
Deferred income taxes, net (note 9)	686,327	796,041
Other assets	1,986,436	1,398,164

Total Assets	$ 245,468,036	$ 239,185,203

Liabilities and Stockholders' Equity

Liabilities:

Deposits (note 6)	$ 218,982,788	$ 214,973,030
Federal Home Loan Bank advances (note 7)	3,500,000	2,500,000
Other borrowed funds (note 7)	2,000,000	2,000,000
Accrued interest payable	644,192	719,202
Obligations under capital lease (note 10)	172,959	193,795
Accrued expenses and other liabilities	498,937	443,570
Total liabilities	225,798,876	220,829,597

Commitments and contingencies (notes 10 and 16)

Stockholders' Equity (note 8):

Common stock, $1 par value; 10,000,000 shares
authorized; 7,713,733 shares issued and outstanding
at September 30, 2001 and 2000	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	11,559,130	10,245,576
Total stockholders' equity	19,669,160	18,355,606

Total Liabilities and Stockholders' Equity	$ 245,468,036	$ 239,185,203

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
First Georgia Holding, Inc. and subsidiary
	Years Ended September 30,
	2001	2000	1999
Interest Income:
Loans	$ 18,141,655	$ 18,489,668	$ 14,796,821
Mortgage-backed securities	1,448,729	947,405	851,723
Investment securities	202,033	98,175	114,728
Other	459,503	396,951	384,496
Total interest income	20,251,920	19,932,199	16,147,768

Interest Expense:
Deposits (note 6)	9,918,978	9,036,423	7,397,718
Advances and other borrowings	379,314	498,612	506,831
Total interest expenses	10,298,292	9,535,035	7,904,549

Net interest income	9,953,628	10,397,164	8,243,219
Provision for Loan Losses (note 3)	435,000	2,640,000	509,067
Net interest income after provision for loan losses	9,518,628	7,757,164	7,734,152

Other Income:
Loan fees	568,471	562,736	689,792
Deposit service charges	2,035,355	1,937,686	1,432,190
Gain on sale of branch (note 11)	-	-	766,511
Other operating income	301,061	206,274	5,754
Total other income	2,904,887	2,706,696	2,894,247

Other Expenses:
Salaries and employee benefits	4,577,347	3,959,488	3,296,024
Net occupancy expense	1,860,489	1,691,623	1,389,860
Data processing expenses	104,196	89,613	128,481
Postage	151,613	239,813	135,324
Office supplies	247,879	260,355	353,600
Amortization of intangibles	95,628	95,628	101,322
Federal insurance premiums	79,715	54,019	130,727
Other operating expenses	2,167,642	1,732,515	1,450,818
Total other expenses	9,284,509	8,123,054	6,986,156

Income before income taxes	3,139,006	2,340,806	3,642,243
Income Tax Expense (note 9)	1,131,220	909,151	1,422,189

Net Income	$ 2,007,786	$ 1,431,655	$ 2,220,054

Net Income Per Share:
Basic	$ 0.26	$ 0.20	$ 0.31
Diluted	$ 0.26	$ 0.19	$ 0.29
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
First Georgia Holding, Inc. and subsidiary

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity
Balance, September 30, 1998	7,198,458	716,535	-	7,766,219	15,681,212

Net income	-	-	-	2,220,054	2,220,054
Cash dividends, $0.08 per share	-	-		(575,873)	(575,873)
Fractional shares related to stock split paid in cash	(87)	(795)		-	(882)

Balance, September 30, 1999	$ 7,198,371	$ 715,740		$ 9,410,400	$ 17,324,511

Purchase of treasury stock	-	-	$ (713,813)	-	(713,813)
Reissuance of treasury stock and simultaneous exercise of stock options	363,487	(363,487)	713,813	-	713,813
Exercise of stock options	151,875	44,044	-	-	195,919
Net Income				1,431,655	1,431,655
Cash Dividends, $0.08 per share	-	-	-	(596,479)	(596,479)

Balance, September 30, 2000	7,713,733	396,297	-	10,245,576	18,355,606

Net Income	-	-	-	2,007,286	2,007,786
Cash Dividends, $0.08 per share	-	-	-	(694,232)	(694,232)

Balance, September 30, 2001	$ 7,713,733	$ 396,297	$ -	$ 11,599,130	$ 19,669,160

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Georgia Holding, Inc. and subsidiary
	Years Ended September 30,
	2001	2000	1999
Operating Activities
Net income	$ 2,007,786	$ 1,431,655	$ 2,220,054
Adjustments to reconcile net income to net cash provided by operating activities:

Provision for loan losses	435,000	2,640,000	509,067
Depreciation and amortization	756,221	763,765	674,178
(Accretion) amortization of (discounts) premiums on investments, net	(456,693)	(17,700)	4,531
Amortization of intangibles	95,628	95,628	101,322
Amortization of net deferred loan fees	(191,133)	(249,286)	(169,382)
Gain on sale of branch	-	-	(766,511)
Gain on sale of real estate owned	(82,124)	(16,315)	(18,514)
Loss on sale of repossesses assets	3,700	-	-
Loss on sale of premises and equipment	532	7,205	-
Loss on sale of securities	(2,900)	-	-
Deferred income tax expense (benefit)	109,714	(384,031)	(220,325)
Decrease (increase) in accrued interest receivable	179,685	(302,093)	(152,769)
Increase in other assets	(597,972)	(251,582)	(72,269)
Decrease in advance payments by borrowers for property taxes and insurance	(11,385)	(11,006)	(7,273)
(Decrease) increase in accrued expenses and other liabilities	(29,094)	(36,578)	357,038
Net cash provided by operating activities	2,216,965	3,669,662	2,459,147
Investing Activities
Principal payments received on mortgage-backed securities	2,075,528	1,754,133	3,792,002
Maturities of investment securities	3,689,618	325,000	-
Purchase of investment securities	(13,378,109)	(5,497,496)	(6,673,361)
Loan originations, net of principal repayments	3,388,640	(22,955,322)	(22,588,447)
Purchase of premises and equipment	(816,724)	(1,450,877)	(1,146,090)
Proceeds from sale of real estate owned	1,842,446	5,000	745,267
Proceeds from sale of repossessed assets	116,988	29,100	-
Proceeds from sale of premises and equipment	13,675	10,750	16,778
Purchase of FHLB stock	(100,000)	(54,800)	-
Proceeds from redemption of FHLB stock	-	-	322,800
Net cash used in investing activities	(3,167,938)	(27,834,512)	(25,531,051)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
First Georgia Holding, Inc. and subsidiary
	Years Ended September 30,
	2001	2000	1999
Financing Activities
Net increase in deposits	$ 4,009,759	$ 40,866,111	$ 18,233,952
Net liabilities of branch assumed by purchaser, net of gain	-	-	(7,909,400)
Proceeds from other borrowed funds	-	2,000,000	-
Proceeds from FHLB advances	6,000,000	-	7,500,000
Repayment of FHLB advances	(5,000,000)	(6,100,000)	(7,500,000)
Net (decrease) increase in federal funds purchased	-	(2,860,000)	2,860,000
Net proceeds from exercise of stock options	-	195,919	-
Dividends and fractional shares	(694,232)	(596,479)	(576,755)
Net cash provided by financing activities	4,315,526	33,505,551	12,607,797
Increase (decrease) in cash and cash equivalents	3,364,553	9,340,701	(10,464,107)
Cash and cash equivalents at beginning of year	16,586,760	7,246,059	17,710,166
Cash and cash equivalents at end of year	$ 19,951,313	$ 16,586,760	$ 7,246,049
Supplemental disclosure of cash paid during year for:
Interest	$ 10,373,000	$ 9,334,000	$ 7,959,000
Income taxes	$ 925,000	$ 1,649,000	$ 1,193,000

Supplemental disclosure of non-cash activities:

Loans receivable of approximately $2,779,000, $758,000 and $302,000 were transferred to real estate owned during the years ended September 30, 2001, 2000, and 1999, respectively.

Loans receivable of approximately $97,000, $37,000 and $106,500 were transferred to repossessed assets during the years ended September 30, 2001, 2000 and 1999, respectively.

Sales of real estate owned totaling approximately $583,000, $757,000 and $538,000 for the years ended September 30, 2001, 2000 and 1999, respectively, were financed by the Bank.

See accompanying notes to consolidated financial statements.

(1) Summary of Significant Accounting Policies
First Georgia Holding, Inc. (the "Company") was incorporated on December 16, 1987 for the purpose of acquiring all of the issued and outstanding stock of First Georgia Bank, F.S.B. (the "Bank"). The accounting and reporting policies of First Georgia Holding, Inc. and subsidiary conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of those policies which the Company follows in preparing and presenting its consolidated financial statements.

(a) Basis of Financial Statement Presentation
The financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and real estate acquired through foreclosure, management obtains independent appraisals on underlying collateral and reviews available market data such as comparable sales and recent market trends through discussions with local real estate professionals.

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

Held to maturity securities are recorded at cost adjusted for the amortization or accretion of premiums and discounts. Premiums and discounts are amortized or accreted over the life of the related investment security using a method which approximates the interest method. Purchase premiums and discounts on mortgage-backed securities are amortized and accreted to interest income using a method which approximates the interest method, over the remaining lives of the securities taking into consideration assumed prepayment patterns.

(d) Loans and the Allowance for Loan Losses
Loans are reported at principal amounts outstanding, less unearned income and the allowance for loan losses. Interest income is accrued on the unpaid balance.

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

(e) Loan Origination and Commitment Fees
Loan origination fees, net of certain direct origination costs, are deferred and amortized on a basis that approximates the interest method over the contractual lives of the underlying loans. In addition, fees for a commitment to originate or purchase loans are offset against direct loan origination costs incurred to make such commitments. The net amounts are deferred and, if the commitment is exercised, recognized over the life of the related loan as a yield adjustment or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

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

(m) Reclassifications
Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform with the presentation adopted in 2001.

In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interests method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. It does not appear the Statement will have a material impact on the Company's consolidated financial position and consolidated results of operations.

SFAS No. 142 establishes accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 142 is required to be adopted for fiscal years beginning after December 15, 2001. The Company does not expect adoption of the Statement to have a material impact on the Company's consolidated financial position and consolidated results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived assets. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company has not yet determined the impact, if any, the adoption of SFAS No. 143 will have on the Company's consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the impact, if any, the adoption of SFAS No. 144 will have on the Company's consolidated financial position and results of operations.

In July 2001, the SEC released Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues". SAB No. 102 expresses the SEC Staff's views on the development, documentation and application of a systematic methodology in determining a GAAP allowance for loan losses. The SAB stresses that the methodology for computing the allowance be both disciplined and consistent, and emphasizes that the documentation supporting the allowance and provision must be sufficient. SAB No. 102 provides guidance that is consistent with the Federal Financial Institutions Examination Council's ("FFIEC") Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions, which was also issued in July 2001. SAB No. 102 is applicable to all registrants with material loan portfolios while the parallel guidance of the FFIEC is applicable only to banks and savings institution. The adoption of this bulletin did not have a material impact on reported results of operations of the Company.

(2) Investment Securities Held to Maturity
Investment securities held to maturity consist of the following:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

September 30, 2001:

Mortgage-backed securities and SBA's	$ 21,470,502	$ 635,972	$ (172,932)	$ 21,933,542
State and municipal	4,480,175	64,117	(18,772)	4,525,520
	$ 25,950,677	$ 700,089	$ (191,704)	$ 26,459,062

September 30, 2000:

Mortgage-backed securities and SBA's	$ 16,692,276	$ 101,089	$ (502,311)	$ 16,291,054
State and municipal	1,185,845	4,202	(5,421)	1,184,626
	$ 17,878,121	$ 105,291	$ (507,732)	$ 17,475,680

(2) Investment Securities Held to Maturity (Cont'd)

A summary of investment and mortgage-backed securities by maturity as of September 30, 2001 is shown below. The entire principal amount of mortgage-backed securities is shown in the year of contractual maturity. Expected maturities will differ from the maturities shown because borrowers have the right to prepay obligations without prepayment penalties, and principal is paid down over the contractual life of the mortgage-backed securities.

	Amortized Cost	Fair Value

Due within 1 year	$ -	$ -
Due after 1 year through 5 years	1,252,396	1,292,604
Due after 5 years through 10 years	5,064,156	5,132,512
Due after 10 years	19,634,125	20,033,946
	$ 25,950,677	$ 26,459,062

At September 30, 2001 and 2000, the Company had pledged approximately $13,340,000 and $11,540,000, respectively, of its securities to government and municipal depositors

(3) Loans Receivable
Loans receivable at September 30, are summarized as follows:

	2001	2000
Real estate mortgage loans	$ 123,603,340	$ 128,039,030
Real estate construction loans	34,202,379	35,871,217
Consumer loans	17,454,671	17,089,161
Commercial and other loans	14,823,605	15,285,001
	190,083,995	196,284,409
Less:
Deferred loan fees and costs, net	(119,042)	(212,055)
Unearned interest income	(24,318)	(63,274)
Allowance for loan losses	(2,414,477)	(2,364,704)
	$ 187,526,158	$ 193,644,376

An analysis of the activity in the allowance for loan losses is as follows:

	2001	2000	1999
Balance at beginning of year	$ 2,364,704	$ 1,235,566	$ 968,632
Provision for loan losses	435,000	2,640,000	509,067
Recoveries	325,298	142,448	57,016
Charge-offs	(710,525)	(1,653,310)	(299,149)
Balance at end of year	$ 2,414,477	$ 2,364,704	$ 1,235,566

The Bank extends credit to customers throughout its market area with a concentration in real estate mortgage loans. The real estate loan portfolio is substantially secured by properties located throughout Southeast Georgia. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay such loans is dependent upon the economy in the Bank's market area

(3) Loans Receivable (Cont'd)

At September 30, 2001 and 2000, the Bank had nonaccrual loans aggregating approximately $3,541,000 and $3,720,000, respectively. The effects of carrying nonaccrual loans during 2001, 2000 and 1999 resulted in a reduction of interest income of approximately $183,000, $136,000, and $56,000, respectively.

The following is a summary of information pertaining to impaired loans:

September 30,
	2001	2000
Impaired loans with a valuation allowance	$ 1,195,238	$ 600,313
Impaired loans without a valuation allowance	-	-
Total impaired loans	$ 1,195,238	$ 600,313

Valuation allowance related to impaired loans	$ 711,000	$ 445,000

Years ended September 30,
	2001	2000	1999
Average Investment in impaired loans	$ 798,529	$ 1,668	$ -
Interest income recognized on impaired loans	$ -	$ -	$ -
Interest income recognized on a cash basis on impaired loans	$ 83,738	$ -	$ -

No additional funds are committed to be advanced in connection with impaired loans.

At September 30, 2001 and 2000, the Bank had no loans held for sale.

The Bank has direct and indirect loans outstanding to certain directors and executive officers. All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 2001 and 2000:

	2001	2000

Balance at beginning of year	$ 4,802,788	$ 5,558,158
New borrowings	4,929,244	8,740,703
Repayments	(4,150,820)	(9,496,073)
Balance at end of year	$ 5,581,212	$ 4,802,788

At September 30, 2001, 2000, and 1999, the Bank was servicing loans for others under a participation agreement, aggregating approximately $10,856,000, $11,652,000, and $10,339,000, respectively.

At September 30, 2001 and 2000, the Company had pledged specific residential real estate mortgage loans amounting to approximately $10,441,000 and $13,932,000, respectively, as collateral for Federal Home Loan Bank advances.

(4) Premises and Equipment
Premises and equipment at September 30 are summarized as follows:

	2001	2000
Land	$ 893,410	$ 893,410
Buildings and improvements	3,814,488	3,504,509
Buildings under capital lease	403,466	403,466
Leasehold improvements	-	197,674
Furniture, equipment, and automobiles	5,598,813	5,157,595
	10,710,177	10,156,654
Less accumulated depreciation
Less accumulated depreciation and amortization	(5,094,123)	(4,586,896)
Premises and equipment, net	$ 5,616,054	$ 5,569,758

Depreciation expense for the years ended September 30, 2001, 2000 and 1999 amounted to approximately $756,000, $764,000 and $674,000, respectively.

(5) Accrued Interest Receivable
Accrued interest receivable at September 30 is summarized as follows:

	2001	2000
Loans	$ 1,089,240	$ 1,384,324
Investment securities	71,437	25,917
Mortgage-backed securities	167,330	133,451
	$ 1,328,007	$ 1,507,692

(6) Deposits
Deposits are summarized at September 30 as follows:

	2001		2000
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Non-interest demand deposits	$ 28,450,103		$ 23,977,661
Negotiable orders of withdrawal	24,090,739	0.75%	20,326,455	1.25%
Money market deposit accounts	10,657,545	2.00	17,177,354	2.35
Savings deposits	12,352,185	1.75	9,924,586	2.30
Certificates of deposits:
Certificates less than $100,000	126,935,300	5.75	128,908,300	6.21
Jumbo certificates	16,496,916	5.94	14,658,674	6.52
	$218,982,788	4.06%	$214,973,030	4.58%

Interest expense on deposits is summarized below:

	2001	2000	1999
Negotiable orders of withdrawal	$ 249,088	$ 189,363	$ 201,890
Money market deposit accounts	410,710	543,966	341,899
Savings deposits	221,289	190,971	167,003
Certificates of deposit:
Certificates less than $100,000	8,044,949	7,195,245	5,656,830
Jumbo certificates	1,017,524	949,261	1,063,907
Less:
Early withdrawal penalties	(24,582)	(32,383)	(33,811)
	$ 9,918,978	$ 9,036,423	$ 7,397,718

At September 30, 2001, the rates on deposits were as follows:

Negotiable orders of withdrawal	.75%
Money market deposit accounts	2.00%
Savings deposits	1.75%
Certificates of deposits	1.75 - 7.52%

As of September 30, 2001, and 2000, the Bank had no brokered deposits.

The amount and maturities of certificates of deposits at September 30, 2001 are as follows:

Year Ending September 30,	Amount
2002	$113,619,984
2003	16,343,148
2004	9,704,152
2005	3,039,514
2006	718,711
After 2006	6,707
$143,432,216

(7)  Federal Home Loan Bank Advances And Other Borrowed Funds
Advances from the Federal Home Loan Bank at September 30 are summarized as follows:

	2001		2000
Due During Year Ending		Weighted		Weighted
September 30,	Amount	Average Rate	Amount	Average Rate

2002	$ 500,000	7.90%	$ 500,000	7.90%
2006	1,000,000	5.90	-	-
2008	2,000,000	5.51	2,000,000	5.51
	$3,500,000	5.96%	$2,500,000	5.99%

The Bank has the ability to borrow additional funds from the Federal Home Loan Bank. The advances and any future borrowings are collateralized by certain qualifying real estate loans under a security agreement with the Federal Home Loan Bank. Additionally, all stock of the Federal Home Loan Bank is pledged as collateral for the advances.

The Federal Home Loan Bank has the option to convert both the $1,000,000 and $2,000,000 advances outstanding at September 30, 2001 into a three-month LIBOR-based floating rate advance effective November 10, 2001 and March 26, 2003, respectively, and any payment date thereafter with at least two business days prior notice to the Company.

If the Federal Home Loan Bank elects to convert this advance, then the Company may elect, with at least two business days prior written notice, to terminate in whole or part this transaction without payment of a termination amount on any subsequent payment date. The Company may elect to terminate the advance and pay a prepayment penalty, with two days prior written notice, if the Federal Home Loan Bank does not elect to convert this advance.

First Georgia Holding, Inc. obtained a line of credit for up to $3,000,000 from the Bankers Bank in March 2000. Interest is payable quarterly at the Prime rate minus 50 basis points (5.5% at September 30, 2001). All of the issued and outstanding shares of capital stock of First Georgia Bank is pledged as collateral for this line of credit. As of September 30, 2001 and 2000, the Company had borrowed $2,000,000 against this line of credit. The line of credit matures on March 31, 2002 with an option to extend until March 31, 2012.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum capital amounts and ratios (set forth in the table below). The Bank's primary regulatory agency, the Office of Thrift Supervision ("OTS"), requires the Bank to maintain minimum ratios of tangible capital (as defined in the regulations) of 1.5%, core capital (as defined) of 4%, and total capital (as defined) of 8%. The Bank is also subject to prompt corrective action requirements set forth by the Federal Deposit Insurance Corporation ("FDIC"). The FDIC requires the Bank to maintain minimum total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and core capital (as defined). Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2001, the most recent notification date from the OTS, the Bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized", the Bank must maintain minimum core, and total capital and Tier 1 capital ratios of at least 5%, 10%, and 6%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.

(8) Stockholders' Equity and Regulatory Matters (cont'd)

			For Capital Adequacy		To Be Categorized as "Well
			Purposes		Capitalized" Under Prompt
	Actual		(For OTS Purposes)		Corrective Action Provisions
As of September 30, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital (to tangible assets)	$ 21,126,000	8.62%	$ 3,674,000	1.50%	N/A	N/A
Core Capital (to adjusted tangible assets)	21,628,000	8.81%	9,819,000	4.00%	$ 12,273,000	5.00%
Total Capital (to risk-weighted assets)	22,920,000	11.17%	16,421,000	8.00%	20,526,000	10.00%
Tier 1 Capital (to risk-weighted assets)	21,628,000	10.54%	N/A	N/A	12,316,000	6.00%

			For Capital Adequacy		To Be Categorized as "Well
			Purposes		Capitalized" Under Prompt
	Actual		(For OTS Purposes)		Corrective Action Provisions
As of September 30, 2000	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital (to tangible assets)	$ 19,665,000	8.24%	$ 3,579,000	1.50%	N/A	N/A
Core Capital (to adjusted tangible assets)	20,263,000	8.47%	9,567,000	4.00%	$ 11,959,000	5.00%
Total Capital (to risk-weighted assets)	21,994,000	10.61%	16,578,000	8.00%	20,722,000	10.00%
Tier 1 Capital (to risk-weighted assets)	20,263,000	9.78%	N/A	N/A	12,428,000	6.00%

 (9) Income Taxes

The components of income tax expense are as follows:

	2001	2000	1999
Federal: Current	$ 909,140	$1,143,255	$1,445,959
Deferred	92,160	(323,395)	(185,500)
	1,001,300	819,860	1,260,459

State: Current	112,366	149,927	196,555
Deferred	17,554	(60,636)	(34,825)
	129,920	89,291	161,730
	$1,131,220	$ 909,151	$1,422,189

(9) Income Taxes (Cont'd)

The difference between the actual provision for income taxes and income taxes computed at the Federal statutory rate of 34% is as follows:

	2001	2000	1999
Federal taxes at statutory rate	$1,067,259	$795,874	$1,238,364
Increase (decrease) resulting from:
State income taxes, net	48,193	52,217	146,840
Amortization of intangibles	8,686	8,686	(6,289)
Tax exempt income	(32,788)	(6,828)	(10,425)
Other, net	39,870	59,202	53,699
	$1,131,220	$909,151	$1,422,189

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2001 and 2000 are presented below:

	2001	2000
Deferred tax assets:
Allowance for loan losses	$ 808,522	$ 889,089
Deferred loan costs	45,188	80,496
Total gross deferred tax assets	853,710	969,585
Less valuation allowance	-	-

Net deferred tax assets	853,710	969,585

Deferred tax liabilities:
FHLB stock dividends	127,763	127,763
Depreciation	39,620	45,781

Total deferred tax liabilities	167,383	173,544

Net deferred tax assets	$ 686,327	$ 796,041

Prior to January 1, 1996, under the Internal Revenue Code (the "Code"), the Company was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Company to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deductions or actual loss experience. Retained earnings at September 30, 2001 and 2000 include approximately $248,000 for which no deferred Federal income tax liability has been recognized. The amount represents an allocation of income for bad debt deductions for tax purposes only. Reduction of amount so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

(10) Leases

On September 28, 1987, the Bank entered into a sale-leaseback of one of its branches. The facility has been capitalized and the related obligation is recorded as a liability in the accompanying financial statements based on the present value of future minimum lease payments. The lease term expires August 28, 2007. Premises and equipment includes buildings under capital leases of $403,466 at September 30, 2001 and 2000 and accumulated amortization of $270,243 and $246,243 at September 30, 2001 and 2000, respectively.

The present value of future minimum capital lease payments as of September 30, 2001, are:

Year ending September 30,
2002	$ 39,348
2003	39,348
2004	39,348
2005	39,348
2006	39,348
Later years	39,348
Total minimum lease payments	236,088
Less amount representing interest at 10%	(63,129)
Present value of future minimum capital lease payments	$172,959

During the year ended September 30, 2000, the Bank terminated its operating lease for an operating facility that was replaced by a new, permanent branch facility. The balance of the lease was paid off based on the net present value of the future lease payments which was approximately $32,000. There was no additional penalty for this transaction and no further liability exists.

Total rent expense was approximately $89,000, and $48,000 for the years ended September 30, 2000 and 1999, respectively.

(11) Sale of Branch

Effective April 30, 1999, the Bank completed the sale of its Blackshear branch, which had deposits of approximately $9,000,000 and net premises and equipment of $52,037. This transaction resulted in a gain of $766,511 which is reported separately in the accompanying consolidated statements of operations.

(12) Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan (the "Plan") which covers substantially all of its employees. The Company matches 75% of employee contributions to the Plan, up to 6% of an employee's salary. The Company contributed $103,000, $68,849, and $45,747 to the Plan during the years ended September 30, 2001, 2000, and 1999, respectively.

Also, the Company has an Employee Stock Purchase Plan which covers substantially all of its employees. Employees pay 85% of the price at which the Company buys its stock in the open market. During the years ended September 30, 2001, 2000 and 1999, approximately 19,000, 16,000 and 8,000 shares, respectively, were purchased by employees. As a result of such employee stock purchases, the Company incurred employee benefits expense of approximately $18,000, $15,000 and $12,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

(13) Stock Option Plan

During 2001, the Board of Directors and the Stockholders of the Company adopted the 2000 Stock Incentive Plan (the "2000 Option Plan"). The Company has reserved 825,000 shares of common stock for issuance under the 2000 Option Plan. There were no options granted under the 2000 Option Plan for the year ended September 30, 2001.

During 1995, the Company adopted a nonqualified Stock Option Plan (the "1995 Option Plan"). The Company has reserved 1,033,125 shares of common stock for issuance under the 1995 Option Plan. The Company also has a nonqualified Stock Option Plan (the "Option Plan") adopted prior to 1995. The Company has 37,970 options outstanding under this plan.

Outstanding options, consisting of five-year incentive stock options, vest and become exercisable over a five-year period from the date of grant. The outstanding options expire five years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable five-year period.

If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 2001, 2000 and 1999 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

September 30,	2001	2000	1999
Net Income
As Reported	$ 2,007,786	$ 1,431,655	$ 2,220,054
Pro forma	1,914,452	1,376,494	2,164,893

Net Income Per Share - Basic
As Reported	0.26	0.20	0.31
Pro forma	0.25	0.19	0.30

Net Income Per Share - Diluted
As Reported	0.26	0.19	0.29
Pro forma	0.25	0.18	0.29

Options for a total of 360,000 shares were granted on September 23, 1998. Under SFAS No. 123, for pro forma disclosure purposes, the fair value of such options of $663,722 is to be expensed over the vesting period of five years. There were no stock options granted in the years ended September 30, 2001, 2000 or 1999.

A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of September 30, 2001, 2000 and 1999, and changes during the years ending on those dates is presented below. Such amounts have been adjusted to reflect a 50% stock dividend accounted for as 3-for-2 stock split during the year ended September 30, 1999.

	2001		2000		1999
	Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding - October 1	397,970	$ 5.68	1,056,095	$ 3.00	1,056,095	$ 3.00
Exercised	-	-	(658,125)	1.38	-	-
Outstanding - September 30	397,970	$ 5.68	397,970	$ 5.68	1,056,095	$ 3.00

Options exercisable at year end	232,970	$ 5.21	127,970	$ 4.36	741,095	$ 1.62

The following table summarizes information about fixed stock options outstanding at September 30, 2001:

Exercise	Options	Options	Weighted Average
Price	Outstanding	Exercisable	Remaining Life
$ 0.66	37,970	37,970	0.63
5.92	180,000	135,000	1.98
6.52	180,000	60,000	1.98
	397,970	232,970

Remaining non-exercisable options as of September 30, 2001 become exercisable as follows:

2002	105,000
2003	60,000
165,000

(14) Net Income Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share for the years ended September 30:

	Net Income	Weighted Average Shares Outstanding	Earnings Per Share
2001
Basic	$ 2,007,786	7,713,733	$ 0.26

Effect of Dilution:
Stock Options		31,892
Diluted	$ 2,007,786	7,745,625	$ 0.26

2000
Basic	$ 1,431,655	7,315,984	$ 0.20

Effect of Dilution:
Stock Options		267,196
Diluted	$ 1,431,655	7,583,180	$ 0.19

1999
Basic	$ 2,220,054	7,198,426	$ 0.31

Effect of Dilution:
Stock Options		333,113
Diluted	$ 2,220,054	7,531,539	$ 0.29

The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to the amount that the Company would receive upon the exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the average market price during the period.

For the years ended September 30, 2001, 2000 and 1999, 360,000 stock options were excluded from the computation of diluted earnings per share due to their antidilutive effect.

(15) Condensed Financial Information of First Georgia Holding, Inc. (Parent Only)

First Georgia Holding, Inc., was organized December 16, 1987. The following represents parent company only condensed financial information.

	September 30,
Condensed Balance Sheets	2001	2000

Assets
Cash	$ 39,522	$ 93,316
Investment in subsidiary	21,629,638	20,262,290
Total assets	$ 21,669,160	$ 20,355,606

Liabilities and Stockholders' Equity

Other borrowed funds	$ 2,000,000	$ 2,000,000

Stockholders' Equity
Common stock	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	11,559,130	10,245,576
Total liabilities and stockholders' equity	$ 21,669,160	$ 20,355,606
	Years Ended September 30,
Condensed Statements of Operations	2001	2000	1999

Dividends from Bank	$ 795,000	$ 555,000	$ 584,000
Expenses	(154,562)	(91,715)	(4,040)
Income before equity in undistributed income of Bank	640,438	463,285	579,960
Equity in undistributed income of Bank	1,367,348	968,370	1,640,094
Net Income	$ 2,007,786	$ 1,431,655	$ 2,220,054

Condensed Statements of Cash Flows
	2001	2000	1999
Operating Activities:
Net income	$ 2,007,786	$ 1,431,655	$ 2,220,054
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(1,367,348)	(968,370)	(1,640,094)
Net cash provided by operating activities	640,438	463,285	579,960
Investing Activities:
Distribution of capital to subsidiary	-	(2,000,000)	-
Financing Activities:
Dividends paid on common stock	(694,232)	(596,479)	(575,873)
Fractional shares related to stock split paid in cash	-	-	(882)
Net proceeds from exercise of stock options	-	195,919	-
Proceeds from other borrowed funds	-	2,000,000	-
Net cash (used in) provided by financing activities	(694,232)	1,599,440	(576,755)
(Decrease) increase in cash and cash equivalents	(53,794)	62,725	3,205
Cash and cash equivalents at beginning of year	93,316	30,591	27,386
Cash and cash equivalents at end of year	$ 39,522	$ 93,316	$ 30,591

(15) Condensed Financial Information of First Georgia Holding, Inc. (Parent Only) (Cont'd)
The primary source of funds available to the Company to pay stockholder dividends and other expenses is dividends from its Bank. Regulatory agencies impose restrictions on the amount of dividends that may be declared by the Bank and require maintenance of minimum capital amounts. For the years ended September 30, 2001, 2000 and 1999 all dividends declared by the Bank were approved by the OTS.

(16) Commitments and Contingencies
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

(17) Fair Value of Financial Instruments
SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions would significantly affect the estimates. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments are based on a comparison with terms, including interest rate and commitment periods currently being offered in similar agreements, taking into account credit worthiness of the counter parties. The contract amount and fair values of off-balance-sheet instruments at September 30, 2001, are the same based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

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

Other borrowed funds: For variable rate borrowings that reprice frequently, fair values approximate carrying values.

The following is a summary of the Company's Financial instruments as of September 30, 2001 and 2000:

	2001		2000
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets

Cash and due from banks	$ 8,972,000	$ 8,972,000	$ 6,403,000	$ 6,403,000

Interest bearing deposits in other financial institutions	220,000	220,000	344,000	344,000
Federal funds sold	10,759,000	10,759,000	9,840,000	9,840,000
Investment securities	25,951,000	26,459,000	17,878,000	17,476,000
Loans	187,526,000	196,996,000	193,644,000	194,485,000

Liabilities

Deposits:
Non-interest bearing	28,450,000	28,450,000	23,978,000	23,978,000
Interest-bearing demand and savings	47,100,000	47,100,000	47,428,000	47,428,000
Certificates of deposit	143,432,000	148,527,000	143,567,000	143,735,000
Federal Home Loan Bank advances	3,500,000	3,496,000	2,500,000	2,393,000
Other borrowed funds	2,000,000	2,000,000	2,000,000	2,000,000

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

 As of September 30, 2001 and 2000, the following financial instruments were outstanding whose contract amounts represent credit risk:

	Contract Amount
	2001	2000
	(approximately)

Unfunded commitments under lines of credit	$36,413,000	$27,922,000
Commercial and standby letters of credit	781,000	2,371,000
Available credit card lines	2,959,000	2,071,000

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

(19) Summarized Quarterly Data (Unaudited)
Following is a summary of the quarterly results of operations for the years ended September 30, 2001 and 2000:

	Fiscal Quarter
	First	Second	Third	Fourth	Total

$ In Thousands Except Per Share Amounts

2001
Total interest income	$ 5,468,756	$ 5,252,554	$ 4,908,356	$ 4,622,254	$ 20,251,920
Interest expense	2,638,394	2,623,725	2,578,569	2,457,604	10,298,292

Net interest income	2,830,362	2,628,829	2,329,787	2,164,650	9,953,628
Provision for loan losses	210,000	210,000	15,000	-	435,000

Net interest income after provision for loan losses	2,620,362	2,418,829	2,314,787	2,164,650	9,518,628
Other income	711,385	677,272	723,708	792,522	2,904,887
Other expense	2,320,341	2,181,981	2,302,325	2,479,862	9,284,509

Income before income taxes	1,011,406	914,120	736,170	477,310	3,139,006
Income tax expense	422,962	347,648	292,890	67,720	1,131,220

Net income	$ 588,444	$ 566,472	$ 443,280	$ 409,590	$ 2,007,786

Basic income per share	$ 0.08	$ 0.07	$ 0.06	$ 0.05	$ 0.26
Diluted income per share	$ 0.08	$ 0.07	$ 0.06	$ 0.05	$ 0.26

2000
Total interest income	$ 4,477,045	$ 4,816,905	$ 5,261,305	$ 5,376,944	$ 19,932,199
Interest expense	2,060,529	2,331,661	2,470,682	2,672,163	9,535,035

Net interest income	2,416,516	2,485,244	2,790,623	2,704,781	10,397,164
Provision for loan losses	30,000	60,000	175,000	2,375,000	2,640,000

Net interest income after provision for loan losses	2,386,516	2,425,244	2,615,623	329,781	7,757,164
Other income	625,377	631,174	709,854	740,291	2,706,696
Other expense	2,011,715	2,024,858	2,153,957	1,932,524	8,123,054

Income before income taxes	1,000,178	1,031,560	1,171,520	(862,452)	2,340,806
Income tax expense	400,434	412,630	468,609	(372,522)	909,151

Net income (loss)	$ 599,744	$ 618,930	$ 702,911	$ (489,930)	$ 1,431,655

Basic income (loss) per share	$ 0.08	$ 0.09	$ 0.10	$ (0.07)	$ 0.20
Diluted income (loss) per share	$ 0.08	$ 0.08	$ 0.09	$ (0.06)	$ 0.19

Selected consolidated financial data is presented below as of and for each of the years in the five-year period ended September 30, 2001.

	(Dollars in thousands, except per share data)
	September 30,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Total assets	$ 245,468	239,185	204,296	190,463	159,701
Loans receivable, net	187,526	193,645	173,197	151,253	137,865
Total investments	25,951	17,878	14,442	11,565	9,634
Deposits	218,983	214,973	173,174	162,890	129,890
Borrowings	5,500	4,500	11,460	8,600	14,350
Stockholders' equity	19,669	18,356	17,325	15,681	13,347
Book value per share	2.55	2.38	2.41	2.18	1.94
Number of shares outstanding	7,719,733	7,713,733	7,198,371	7,198,458	6,867,717

	Year Ended September 30,

	2001	2000	1999	1998	1997
Income Statement Data:
Interest income	$ 20,252	19,932	16,148	15,078	12,784
Interest expense	10,298	9,535	7,905	7,832	6,939
Net interest income	9,954	10,397	8,243	7,246	5,845
Provision for loan losses	435	2,640	509	6	310
Other income	2,905	2,707	2,894	1,997	1,643
Other expense	9,285	8,123	6,986	6,005	4,746

Income before income taxes	3,139	2,341	3,642	3,232	2,432

Income tax expense	1,131	909	1,422	1,218	838

Net Income	$ 2,008	1,432	2,220	2,014	1,594

Income per share
Basic	$ 0.26	0.20	0.31	0.28	0.23
Fully Diluted	$ 0.26	0.19	0.29	0.27	0.21

	At or For Year Ended September 30,

	2001	2000	1999	1998	1997
Other Data:
Net income to average assets	0.82%	0.61%	1.11%	1.21%	1.04%
Net income to average equity	10.37%	7.79%	13.59%	14.60%	12.55%
Average equity to average assets	7.90%	7.87%	8.15%	8.29%	8.28%
Number of full-service offices	6	6	6	7	7

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

Capital Resources
The following is a reconciliation at September 30, 2001 of the Bank's capital under generally accepted accounting principles to regulatory capital.

First Georgia Bank
Stockholder's equity	$ 21,628,000
Less:
Intangible assets	502,000
Tangible Capital	21,126,000
Plus:
Qualifying intangible assets	502,000
Core capital	21,628,000
Plus:
General allowance for loan losses	1,703,000
Less:
Deduction for loans greater than 80% LTV	411,000

Total capital	$ 22,920,000

Current regulations require financial institutions to have minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8.0%. The minimum core capital or leverage ratio also may be increased by the Office of Thrift Supervision (the OTS) based on its assessment of the institution's risk management systems and the level of overall risk in the individual institution. At September 30, 2001 the Bank was in compliance with its minimum capital requirements.

The Bank's regulatory capital and the required minimum amounts, at September 30, 2001, are summarized in the following table.

	Bank		Required		Excess
	Capital		Minimum Amount		(Deficiency)
	%	$	%	$	%	$

Tangible capital	8.62	21,126,000	1.50	3,674,000	7.12	17,452,000
Core capital	8.81	21,628,000	4.00	9,819,000	4.81	11,809,000
Risk-based capital	11.17	22,920,000	8.00	16,421,000	3.17	6,499,000

As of September 30, 2001, the Bank exceeded all the required minimum capital amounts as demonstrated by the chart above. The Bank had strong earnings during the year which helped to strengthen its capital position.

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

At September 30, 2001, the Bank's total risk-based ratio, tier 1 risk-based ratio, and leverage ratio were 11.17%, 10.54%, and 8.81%, respectively, placing the Bank in the well-capitalized category under FDICIA for each ratio.

Liquidity
First Georgia has traditionally maintained levels of liquidity in excess of levels required by regulatory authorities. As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments in an amount equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 9.51% and 8.55% at September 30, 2001 and 2000, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments, new deposits and excess liquid assets. While significant loan demand, deposit withdrawal, increased delinquencies and increased foreclosed properties could alter this condition, the Bank has sufficient borrowing capacity through Federal Home Loan Bank advances and other short-term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for fiscal 2002.

Asset/Liability Management
First Georgia has implemented a program of asset/liability management to limit the Bank's vulnerability to material and prolonged increases in interest rates (interest rate risk). The principal determinant of the exposure of the Bank's earnings to interest rate risk is the difference in the time between interest rate adjustments or maturities on interest-earning assets and interest rate adjustments or maturities of interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and if the interest rates earned on its assets and paid on its liabilities moved concurrently, which is not the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Bank's asset/liability management policy seeks to increase the adjustability of the interest rates earned on its assets and paid on its liabilities and to match the maturities of its interest-earning assets and interest-bearing liabilities so that the Bank will be able to restructure and reprice its asset portfolio in a relatively short period to correspond to changes in its cost and flow of funds. The Bank's policy also seeks to encourage the flow of deposits into longer-term certificates during periods of lower interest rates and to emphasize shorter-term accounts during periods of high rates. During fiscal 2001, the Bank actively managed its interest rate risk by limiting its lending to short-term fixed rate balloon notes or adjustable rate loans and attempting to lengthen the maturity on its deposits.

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

The interest rate sensitivity of the Bank's assets and liabilities provides an indication of the extent to which the Bank's net interest income may be affected by interest rate movements. The concept of interest rate sensitivity recognizes that certain assets and liabilities have interest rates that are subject to change prior to maturity. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracting interest rate sensitive liabilities from interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. To the extent that the gaps are close to zero, net interest income can be considered to be relatively immune from interest rate movements. The following table sets forth the Bank's interest-earning assets and interest-bearing liabilities at September 30, 2001. The information presented, however, may not be indicative of actual future trends of net interest income in rising or declining interest rate environments.

		Over One	Over Five	Over
	One Year	Through	Through	Ten
	or Less	Five Years	Ten Years	Years
	(in thousands)
Interest-earning assets (IEA's):
Investments	$ -	1,252	5,064	19,635
Interest earning deposits and
federal funds sold	10,979	-	-	-
Loans	87,342	39,921	10,677	52,000
Total	98,321	41,173	15,741	71,635

Interest-bearing liabilities (IBL's):
Demand deposits	$ 24,091	-	-	-
Savings and money market deposits	23,010	-	-	-
Other time deposits	113,608	29,817	-	7
Debt	2,500	1,000	2,000	-
Total	163,209	30,817	2,000	7

Interest sensitivity gap	$ (64,888)	10,356	13,741	71,628
Cumulative gap	$ (64,888)	(54,532)	(40,791)	30,837
Ratio of IEA's to IBL's	0.60	1.34	7.87	10,233.57
Cumulative ratio of IEA's to IBL's	0.60	0.72	0.79	1.16

COMPARISON OF YEARS ENDED SEPTEMBER 30, 2001 AND 2000

Results of Operations

General
First Georgia Holding, Inc. reported net income of $2,007,786, an increase of $576,131. This increase is due primarily to the decrease in the provision for loan losses of approximately $2,200,000 due to the reduction in net charge-offs and a reduction in loans outstanding. Net interest income after provision for loan losses increased $1,761,464. Other income increased $198,191 and other expenses increased $1,161,455. Several factors discussed below contributed to the increases and decreases in these areas.

Interest Income
Total interest income increased $319,721 for the year, or 1.60%. Interest income on loans decreased $348,013, or 1.88%. Average loans for the year decreased by more than $6,000,000 during the year ended September 30, 2001, resulting in decreased interest income. The Bank increased its position in mortgage-backed securities, resulting in a $501,324, or 52.92% increase in the related interest income. Investment income increased by $103,858 or 105.79% for the year ended September 30, 2001 as compared to the same period last year. Because of increased deposit growth, the average balance of federal funds sold increased more than $2,000,000. These higher balances account for a $62,552, or 15.76% increase in other interest income.

Interest Expense
Total interest expense increased $763,257, or 8.00% for the year. This is attributable to an increase in average deposits of approximately $13,000,000. The Bank experienced substantial deposit growth over the year, which is attributable to the introduction of more competitive deposit products. While most of this growth was in interest-free checking accounts, the Bank concentrated on obtaining customers' total banking business, resulting in increased growth in other interest-bearing deposits. Interest expense on deposits increased $882,555, or 9.77%. Due to the increased deposit balances, the Bank was able to decrease its position in federal funds purchased. Interest expense on advances and other borrowings decreased $119,298, or 23.93% for the year ended September 30, 2001 as compared to the year ended September 30, 2000. The Bank was able to sell federal funds on a consistent basis during the year rather than purchase.

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

	Year Ended September 30,			At September 30,
	2001	2000	1999	2001
Weighted average yield on:
Loans	9.40	9.58	9.13	9.37
Investment securities	6.58	6.42	6.55	6.84
Interest earning deposits and
federal funds sold	4.70	5.52	4.71	4.65
Total weighted average yield on all
interest earning assets	9.05	9.24	8.73	8.95

Weighted average rate paid on:
Deposits	4.57	5.73	4.38	4.06
Other borrowings	6.12	5.57	5.40	5.98
Federal Home Loan Bank advances
Short-term advances	5.50	7.90	6.21	4.98
Long-term advances	5.90	5.51	5.69	5.96
Total weighted average rate paid on all
interest-bearing liabilities	4.61	4.49	4.46	4.48

Weighted average interest rate spread
(spread between weighted average yield
on all interest-earning assets and rate
paid on all interest-earning liabilities)	4.44	4.75	4.27	4.47

Net yield on average interest-earning
assets (net interest income as a percentage
percentage of average interest earning
assets)	4.44	4.41	4.18	N/A

Provision for Loan Losses
The provision for loan losses for the fiscal year ended September 30, 2001 totaled $435,000, decreasing $2,205,000 over the fiscal year 2000. The Bank had net charge-offs of $385,227 during the year ended September 30, 2001 as compared to $1,510,862 for the prior year ended September 30, 2000. This decrease in net charge-offs and a decrease in loan volume, resulted in a decrease in contribution to the provision (see Allowance for Loan Losses) of approximately $2,200,000. Net interest income after the provision for loan losses at September 30, 2001 increased $1,761,464 or 22.71% from the same period last year. This increase is primarily related to the decreased provision to the Provision for Losses in 2001 compared to the prior fiscal year.

Other Income
Other income increased $198,191, or 7.32% for the year ended September 30, 2001 as compared to 2000. Deposit service charges increased $97,669, or 5.04% for the year ended September 30, 2001. This increase is attributable to the significant increase in deposit balances for the year. The increase in the number of deposits creates an increase in service charges and non-sufficient funds fees. Loan fees increased $5,735, or 1.02%. The relatively small increase is attributable to late fees and other charges related to loan balances. Other operating income increased $94,787, which is primarily due to a $82,124 gain on the sale of real estate owned and a $5,340 increase in ATM fees.

Other Expenses
Other expenses increased $1,161,455, or 14.30% for the year. Personnel related expenses had the largest increase, growing by $617,859, or 15.60%, for the year ended September 30, 2001. The Bank added more employees to maintain a superior level of customer service in response to the Bank's continued growth. Occupancy expense also increased by $168,866, or 9.98%, for the year. The increase in occupancy expense is due primarily to increased repairs and maintenance expenses of approximately $32,000 and an increase in depreciation expense of approximately $62,000 related to the new information technology location, which opened in April of fiscal year 2001. Office supplies decreased $12,476 or 4.79% during the year. This decrease is attributable to a more stringent policy put into place for ordering supplies. Orders are limited to a select list of supplies carried by specific vendors the Bank does business with. Special requests are accepted on a case by case basis. Data processing expense increased $14,583, or 16.27% for the year. This increase is related to the deposit growth. Federal Insurance premiums increased 25,696 or 47.57% because of increased capital balances.

Income Tax Expense
The Company incurred $1,131,220 in income tax expense for the year based on applicable income tax rates at September 30, 2001.

Financial Condition

Assets
Total assets of the Company increased $6,282,833 from September 30, 2000 to September 30, 2001. Increased investment balances were the driving force behind this increase, as the balances grew $8,072,556, or 45.15%. Loan demand decreased during the year. Loans receivable decreased $6,118,218 or 3.16%. This decrease is primarily attributable to the recent economic slow-down. The increased deposit balances resulted in an increase of $919,000 or 9.34% in the federal funds sold account. Premises and equipment increased $46,296, or .83%, primarily related to the purchase of new cubicle furniture for the Operations Department and the Loan Department located in the main branch on Gloucester Street.

Allowance for Loan Losses
The allowance for loan losses increased $49,773 or 2.10% to $2,414,477 at September 30, 2001. The ratio of the allowance for loan losses to total loans was 1.27% at September 30, 2001 compared to 1.21% at September 30, 2000. This increase in the allowance resulted from Management's continuing review of the estimated inherent losses in the Bank's loan portfolio. Management examined the adequacy of the allowance in light of the following factors.

The Bank has sustained substantial charge-offs during the years ended September 30, 2001 and 2000. Actual net charge-offs for 2001 were $385,227, a decrease of $1,125,635 over last year. Although net charge-offs decreased in 2001, Management believes, based on the number of non-accruing past due loans and the current economic situation that the increase in charge-offs will continue. Management believes the allowance is adequate to provide for probable losses at September 30, 2001.

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

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

Table 1
	September 30,

	2001	2000	1999	1998	1997
Non-accruing Loans (1)
Real estate
Construction	$ 52,925	$ 211,769	$ -	$ -	$ -
First mortgage	2,670,843	3,204,748	1,907,612	2,225,603	1,832,123
Second mortgage	161,288	182,759	79,781	117,619	82,517
Consumer	655,854	121,057	21,672	21,214	44,781
Total non-accruing loans (3)	3,540,910	3,720,333	2,009,065	2,364,436	1,959,421
Past due loans (2)
Real estate
Construction	-	-	-	-	-
First mortgage	-	-	-	-	-
Second mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	-	-	-	-
Total non-accruing and past due loans	$ 3,540,910	$ 3,720,333	$ 2,009,065	$ 2,364,436	$ 1,959,421

Percentage of total loans	1.86%	1.90%	1.16%	101.16%	201.16%

Real estate acquired through foreclosure	$ 928,739	$ 314,338	$ 225,000	$ 225,001	$ 225,002

Total non-accruing and past due loans
and nonperforming assets.	$ 4,469,649	$ 4,034,671	$ 2,234,065	$ 2,589,437	$ 2,184,423

(1)  Non-accruing loans are loans for which unpaid interest is not recognized into income. The effects ofcarrying non-accrual loans during 2001 resulted in a reduction of income of approximately $183,000. Actual interest income received on non-accrual loans totaled approximately $225,000 for the year ended September 30, 2001
(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

Table 2
	September 30,

	2001	2000	1999	1998	1997

Beginning balance	$ 2,364,704	$ 1,235,566	$ 968,632	$ 1,012,322	$ 955,288
Loans charged-off:
Real estate construction	7,639	-	-	-	-
Real estate mortgage	392,634	540,371	56,589	179,995	185,696
Consumer and other	310,252	1,112,939	242,560	63,762	162,520
	710,525	1,653,310	299,149	243,757	348,216
Recoveries:
Real estate construction	-	-	-	-	-
Real estate mortgage	213,924	11,344	860	78,084	32,939
Consumer and other	111,374	131,104	56,156	115,820	62,632
	325,298	142,448	57,016	193,904	95,571

Net charge-offs	385,227	1,510,862	242,133	49,853	252,645

Provision charged to operations	435,000	2,640,000	509,067	6,163	309,679

Balance at end of period	$ 2,414,477	$ 2,364,704	$ 1,235,566	$ 968,632	$ 1,012,322
Ratio of net charge-offs to
average loans outstanding	0.20%	0.78%	0.15%	0.03%	0.20%

Ratio of allowance to total loans	1.27%	1.21%	0.71%	0.64%	0.73%

Liabilities
Total deposits increased $4,009,758, or 1.87%. Much of this increase was in non-interest bearing deposits, as the Bank offers free checking to its customers. The Bank is well positioned to take advantage of the growing local market. The balance of Federal Home Loan Bank advances increased $1,000,000 at September 30, 2001 as compared with September 30, 2000. The Bank borrowed additional funds at the beginning of the fiscal year to meet increased loan volume. Due to the increased deposit levels the Bank was able to sell federal funds on a regular basis during the remainder of year.

Other borrowed funds remains at $2,000,000 for the year ended September 30, 2001. Due to the increase in Federal Home Loan Bank advances and deposit balances, the bank did not increase its position in other borrowed funds.

COMPARISON OF YEARS ENDED SEPTEMBER 30, 2000 AND 1999

Results of Operations

General
First Georgia Holding, Inc. reported net income of $1,431,655 a decrease of $788,399. This decrease is due primarily to the increase in provision for loan losses of $2,130,933. Net interest income after provision for loan losses increased $23,012. Other income decreased $187,551 and other expenses increased by $1,136,898. Several factors as discussed below contributed the increases and decreases in these areas.

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

Other borrowed funds increased $2,000,000 during the year ended September 30, 2000. This increase is due to the line of credit obtained by First Georgia Holding Company, Inc. from the Bankers Bank for up to $3,000,000. As of September 30, 2000, the Company had borrowed $2,000,000 against this line of credit. The interest is payable quarterly and all of the shares of issued and outstanding stock of First Georgia Bank are pledged as collateral for this line of credit.

EFFECTS OF INFLATION AND CHANGING PRICES

First Georgia's consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. Non-interest expenses, however, do reflect general levels of inflation.

Shareholder Information

A limited trading market has developed in the Company's common stock which is quoted on the NASDAQ (National Association of Securities Dealers Automated Quotation) National Market System under the symbol "FGHC." Set forth below are the high and low sales prices of the Company's common stock for each full quarterly period since October 1999. Such prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

Quarterly Period	High	Low

October 1 December 31, 1999	6.00	4.50
January 1 March 31, 2000	5.13	3.50
April 1 June 30, 2000	5.31	4.00
July 1 September 30, 2000	5.00	3.69
October 1 December 31, 2000	4.50	3.63

*On May 20, 1999, the Company effected a 50% stock dividend in the form of a 3 for 2 stock split.

At November 1, 2001, the Company had 364 shareholders of record. The Company paid cash dividends of $0.04 per share in February 2001 and $0.04 per share in September 2001. The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulators. Approximately $2,000,000 was available to be paid as dividends by the Bank to the Company at September 30, 2001 upon regulatory approval.

OFFICES
1703 Gloucester Street Brunswick, GA 31520 (912) 267-7283	4510 Altama Avenue Brunswick, GA 31520 (912) 267-0010
2461 Demere Road St. Simons Island, GA 31522 (912) 638-7118	109 Scranton Connector Brunswick, Georgia 31523 912-267-2265
2001 Commercial Drive South Brunswick, GA 31525 (912) 262-1500	1010 Plant Avenue Waycross, GA 31501 (912) 287-2265

OTHER INFORMATION
Transfer Agent: First Georgia Bank 1703 Gloucester Street Brunswick, GA 31520	Independent Auditors: Deloitte & Touche, LLP Suite 2801, Independent Square One Independent Drive Jacksonville, FL 32202
Legal Counsel: James A. Bishop Suite 40 Bank of America Plaza Brunswick, GA 31520	Special Counsel: Powell, Goldstein, Frazer & Murphy Sixteenth Floor 191 Peachtree Street, N.E. Atlanta, GA 30303

DIRECTORS AND OFFICERS
FIRST GEORGIA HOLDING, INC.
OFFICERS
HENRY S. BISHOP Chairman and President, Chief Executive Officer		G. FRED COOLIDGE III Secretary and Treasurer
WENDI RINGLE Assistant Secretary and Treasurer

DIRECTORS
HENRY S. BISHOP Chairman of the Board, President, First Georgia Bank	B.W. BOWIE Retired Senior Vice President, General Manager, and Director Federal Paper Board Co	M. FRANK DELOACH, III President, Culver & Deloach
TERRY DRIGGERS President, Driggers Construction Company	ROY K. HODNETT President, T.H.E. Island Group, T.H.E. Hotel Group, and T.H.E. Island Inn	E. RAYMOND MOCK Owner, Piggly Wiggly food stores in St. Simons and Nahunta
JAMES D. MOORE President, J.D. Moore, Inc.		D. LAMONT SHELL President, Glynn Electric
FIRST GEORGIA BANK, BRUNSWICK
HENRY S. BISHOP Chairman, President and CEO		G. FRED COOLIDGE III Executive Vice President, Chief Operating Officer
JUDY DIXON Vice President	ROBERT STRANGE Senior Vice President	WENDI RINGLE Assistant Vice President
LAURA D. FRIEND Vice President	MARK WESTBERRY Senior Vice President	CATHERINE BOYNE Assistant Vice President
DIANE SHARP Vice President	GEORGE MCMANUS Assistant Vice President	JODI TODD Assistant Vice President
April Jones Assistant Vice President	TAMMY FLOWERS Assistant Vice President	MEME HULSEY Assistant Vice President
LAURA LEE Assistant Vice President	ANGIE FERRA Assistant Vice President	JAN WILDSMITH Assistant Vice President
RITA BOATRIGHT Assistant Vice President		ANN GARLAND Assistant Vice President

FIRST GEORGIA BANK, ALTAMA
ELZIE JACOBS Vice President	APRIL BECK Assistant Vice President

FIRST GEORGIA BANK, ST. SIMONS ISLAND
MEL BAXTER Senior Vice President	SUSAN USSERY Vice President	FELICIA SALTER Assistant Vice President

FIRST GEORGIA BANK, COLONIAL MALL
MERLENE BURGESS Vice President	DONNA GIBBS Assistant Vice President

FIRST GEORGIA BANK, NORTH BRUNSWICK
FRED ALEXANDER Vice President	CHINITA DAVIS Assistant Vice President

FIRST GEORGIA BANK, WAYCROSS
PAM TAYLOR Vice President	LINDA WLKER Assistant Vice President

EXHIBIT 23

Consent of Deloitte & Touche LLP

Certified Public Accountants

INDEPENDENT AUDITORS' CONSENT

The Board of Directors

First Georgia Holding, Inc.

We consent to the incorporation by reference in Registration Statements (N0.33-62245 and No. 33-62249) of First Georgia Holding, Inc. on Form S-8 of our report dated November 20, 2001, appearing in and incorporated by reference in this Annual Report on Form 10-KSB of First Georgia Holding, Inc. for the year ended September 30, 2001.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

December 27, 2001