Form 10QSB
period 2001-12-31
FIRST GEORGIA HOLDING INC
filed 2002-01-30
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2001

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.

Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of December 31, 2001

7,713,733
PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of December 31, 2001 and September 30, 2001	3
Consolidated Income Statements for the Three Months Ended December 31, 2001 and 2000	4
Consolidated Cash Flow Statements for the Three Months Ended December 31, 2001 and 2000	5
Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Financial Condition and Results of Operation	7

PART II
Item 6. Exhibits and Reports on Form 8-K	14

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	December 31, 2001	September 30, 2001
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 7,452,914	$ 8,972,134
Federal funds sold	-	10,759,000
Interest bearing deposits in other banks	290,297	220,179
Cash and cash equivalents	7,743,211	19,951,313

Investment securities to be held to maturity, fair value approximately $27,543,000 and $26,459,000 at December 31, 2001 and September 30, 2001, respectively	27,543,309	25,950,677
Loans receivable, net of allowance for loan losses of approximately $2,241,00 and $2,414,000 at December 31, 2001 and September 30, 2001, respectively	194,660,538	187,526,158
Real estate owned	1,054,489	928,739
Federal Home Loan Bank stock, at cost	992,300	992,300
Premises and equipment, net	5,519,829	5,616,054
Accrued interest receivable	1,291,956	1,328,007
Intangible assets, net	478,118	502,025
Other assets	846,448	1,986,436

Total Assets	$ 240,816,525	$ 245,468,036

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 211,075,141	$ 218,982,788
Federal Home Loan Bank advances	3,500,000	3,500,000
Federal funds purchased	3,268,925	-
Other borrowed funds	2,000,000	2,000,000
Accrued interest payable	584,317	644,192
Obligations under capital lease	167,487	172,959
Accrued expenses and other liabilities	215,989	498,937
	220,811,859	225,798,876
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,713,733 issued and outstanding at December 31, 2001 and September 30, 2001	7,713,733	7,713,733
Additional paid-in capital	396,297	396,297
Retained earnings	11,894,636	11,559,130
Total Stockholders' Equity	20,004,666	11,559,130

Total Liabilities and Stockholders' Equity	$ 240,816,525	$ 245,468,036

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC CONSOLIDATED INCOME STATEMENTS (unaudited)
	Three Months Ended December 31,
	2001	2000
Interest Income:
Loans	$ 3,634,269	$ 5,035,802
Federal funds sold	12,234	73,685
Investments	543,936	347,731
Other	452	11,538
Total interest income	4,190,891	5,468,756

Interest Expense:
Deposits	2,070,665	2,554,609
FHLB advances and other borrowings	79,162	83,785
Total interest expense	2,149,827	2,638,394

Net interest income	2,041,064	2,830,362
Provision for loan losses	30,000	210,000
Net interest income after provision for loan losses	2,011,064	2,620,362

Other income:
Loan fees	151,595	126,105
Deposit service charges	598,851	514,097
(Loss) gain on sale of real estate owned and foreclosed property	(200)	26,909
Other operating income	72,444	44,274
Total other income	822,690	711,385

Other Expenses:
Salaries and employee benefits	1,172,770	1,086,543
Net occupancy expense	444,503	563,048
Amortization of intangibles	23,907	23,907
Federal insurance premiums	26,018	10,554
Other operating expenses	628,522	636,289
Total other expenses	2,295,720	2,320,341

Income before income taxes	538,034	1,011,406
Income tax expense	202,528	422,962

Net Income	$ 335,506	$ 588,444

Income per share of common stock:
Basic	$ 0.04	$ 0.08
Diluted	$ 0.04	$ 0.08

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Three Months Ended December 31,
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 335,506	$ 588,444
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	30,000	210,000
Depreciation and amortization	43,861	277,564
Amortization of intangibles	23,907	23,907
Amortization of deferred loan fees	9,532	(65,471)
Gain on sale of real estate owned and foreclosed property	-	(26,909)
Decrease (increase) in accrued interest receivable	36,051	(100,626)
Decrease in other assets	1,139,988	231,434
(Decrease) increase in accrued interest payable	(59,875)	14,841
(Decrease) increase in accrued expenses and liabilities	(288,420)	1,294,493

Net cash provided by operating activities	1,270,550	2,447,677

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	297,541	320,993
Maturities of investment securities held to maturity	428,000	-
Purchase of investment securities held to maturity	(2,170,820)	(929.086)
Loan originations, net of principal repayments	(7,299,662)	(7,836,146)
Purchase of premises and equipment	(94,989)	(192,548)
Proceeds from the sale of real estate owned	-	600,826

Net cash used in investing activities	(8,839,930)	(8,035,961)

FINANCING ACTIVITIES:
Net increase in deposits	(7,907,647)	(3,216,726)
Net increase in Federal funds purchased	3,268,925	2,800,000
Proceeds from FHLB advances	-	1,000,000

Net cash (used in) provided by financing activities	(4,638,722)	583,274

Net decrease in cash and cash equivalents	(12,208,102)	(5,005,010)
Cash and cash equivalents at beginning of year	19,951,313	16,586,760

Cash and cash equivalents at end of quarter	$ 7,743,211	$ 11,581,750

Supplemental disclosure of cash paid during the period for:
Interest	$ 2,149,827	$ 2,623,553

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 212,469	$ 993,978
Sale of real estate owned financed by bank	-	$ 86,108

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

    In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of December 31, 2001 and September 30, 2001. Also included are the results of its operations and changes in financial position for the three months ended December 31, 2001 and 2000. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

    The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30, 2001.

(2) EARNINGS PER SHARE

    Earnings per share were calculated using the weighted-average number of shares outstanding for the period. The diluted earnings per share takes into consideration the assumed increase in shares from the conversion of stock options as well.

	Three Month Period Ended December 31,
	2001	2000
Weighted average number of common shares outstanding - Basic	7,713,733	7,713,733

Incremental shares from the assumed conversion of stock options	19,578	31,848

Total - Diluted	7,733,311	7,745,581

    The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to the amount that the Company would receive upon the exercise of the options plus the amount of tax benefit that would be credited to additional paid-in-capital assuming exercise of options. The assumed proceeds are used to purchase outstanding shares at the average market price during the period.

(3) ALLOWANCE FOR LOAN LOSSES

    Changes in the allowance for loan losses are summarized as follows:

	Three Months Ended December 31, 2001	Year Ended September 30, 2001

Beginning Balance	2,414,477	2,364,704
Provision charged to operations	30,000	435,000
Charge-offs	(248,136)	(710,525)
Recoveries	44,885	325,298
Balance, end of period	2,241,226	2,414,477

(4) RECENT ACCOUNTING PRONOUNCEMENTS

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

FIRST GEORGIA HOLDING, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-QSB.

LIQUIDITY

    First Georgia Bank (the "Bank") has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 7.81% and 9.51% at December 31, 2001 and September 30, 2001, respectively.

    The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments received, new deposits, and excess liquid assets. Significant loan demand, deposit withdrawal, increased delinquencies, and increased real estate acquired in settlement of loans (REO) could alter this condition. Management does not foresee any liquidity problems for 2002.

CAPITAL RESOURCES

    The following is reconciliation at December 31, 2001 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:

First Georgia Bank Stockholder's Equity	$ 21,974,000
Less:
Intangible assets	478,000
Tangible Capital	21,496,000
Plus:
Qualifying intangible assets	478,000
Core Capital	21,974,000
Plus:
Supplemental Capital	2,241,000
Less:
Deducted Capital	400,000
Risk-Based Capital	$ 23,815,000

    Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At December 31, 2001, the Bank met all three capital requirements.

    The Bank's regulatory capital and the required minimum amounts at December 31, 2001 are summarized as follows:

			Required Minimum
	Bank Capital		Amount		Excess (Defiency)
Tangible Capital	8.94%	$21,496,000	1.50%	$3,606,000	7.44%	$17,890,000

Core Capital	9.12%	$21,974,000	4.00%	$9,636,000	5.12%	$12,338,000

Risk-Based Capital	11.37%	$23,815,000	8.00%	$16,671,000	3.37%	$7,054,000

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

    At December 31, 2001, the Bank's Tier 1 risk-based capital ratio was 10.49%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

    Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter ended December 31, 2001. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

    Interest income on loans decreased $1,401,533, or 27.83%, for the three-month period ended December 31, 2001 as compared to the same period in 2000. This decrease is directly related to the decrease in average loans outstanding and an overall decrease in interest rates as compared to the same period last year. Interest on Federal funds sold decreased $61,451 for the quarter or 83.40% as compared to the same period in 2000. Increased loan demand and increased investment balances during the quarter, combined with a decrease in average deposit balances caused the Bank to borrow overnight Federal funds periodically during the quarter instead of selling on a regular basis as was the case in the previous quarter. The Bank continues to offer a variety of deposit products, such as free checking, which have been favorably accepted in the marketplace. Interest on investments increased $196,205 or 56.42% for the quarter as compared to the same period in 2000. The increase in interest income on investments is related to an approximate $9 million increase in investment balances as compared to December 31, 2000.

INTEREST EXPENSE

    Interest on deposits decreased $483,944 or 18.94% for the quarter ended December 31, 2001 as compared to the same period in 2000. This decrease is primarily attributable to decreased interest rates paid on interest bearing deposits. The market in which the Bank operates remains conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit growth. Interest on FHLB advances and other borrowings decreased $4,623 or 5.52% for the quarter ended December 31, 2001 as compared to same period in 2000. The decrease is related to lower interest rates charged on FHLB advances as compared to the same period in the prior year.

NET INTEREST INCOME

    Net interest income for the quarter ended December 31, 2001 decreased $789,298 or 27.89% when compared to the same period in 2000. This decrease is attributable to decreasing interest rates and an approximate $5,682,000 decrease in loan balances as compared to the prior year. During the quarter ended December 31, 2001 loan demand has increased with loans outstanding increasing approximately $7 million since September 30, 2001.

PROVISION FOR LOAN LOSSES

    The provision for loan losses for the three-month period ended December 31, 2001 totaled $30,000. The loan loss provision decreased $180,000 or 85.71% for the quarter ended December 31, 2001 as compared to the same period in 2000. Due to decreased loan balances compared to December 31, 2000, management did not find it necessary to significantly increase the loan loss provision. Management believes the reserve is sufficient and continues to closely monitor the reserve balance. Net interest income after the provision for loan losses for the quarter ended December 31, 2001 decreased $609,298 or 23.25% from the same period in the prior year. The decrease is directly related to the decrease in loan interest income resulting from a decrease in interest rates and decreased loan volume.

OTHER INCOME

    Other income for the quarter increased $111,305 or 15.65% from the same quarter in the previous year. Loan fees increased $25,490, or 20.21% as compared to the same period in 2000. The increase is attributable an approximate $30,000 increase in brokered mortgage fees offset by an approximate $3,000 decrease in late fees and mortgage fees. Deposit service charges increased $84,754 or 16.49% for the quarter ended December 31, 2001. The increase is related to increased fee income, such as service charges and insufficient funds fees. Other operating income increased $28,170 or 63.63% for the three-months ended December 31, 2001 as compared to the same period in the prior year. The increase is a result of an increase in ATM fees of approximately $26,000.

OTHER EXPENSES

    Other expenses for the quarter ended December 31, 2001 decreased $24,621, or 1.06%, over the quarter ended December 31, 2000. Salaries and employee benefits increased $86,227, or 7.94% for the three-month period ending December 31, 2001 over the same period in the prior year. The increase in salary and employee benefits is attributable to annual salary increases and additional employees hired. Net occupancy expense decreased $118,545 or 21.05% in the quarter ended December 31, 2001 over the same period last year. This decrease is primarily attributable to an approximate $59,000 decrease in maintenance and repairs and an approximate $40,000 decrease in depreciation expense resulting from a decrease in premises and equipment. Other operating expenses decreased $7,767 or 1.22% for the three-month period ended December 31, 2001 as compared to the same period in 2000. This decrease results primarily from an approximate $25,000 decrease in advertising expense and an approximate $10,000 decrease in office supplies offset by a $25,000 increase in data processing expense. The increase in data processing expense is primarily attributable to costs associated with a change in the Bank's provider of ATM services.

    The provision for income taxes decreased by $220,434 or 52.12% for the period ended December 31, 2001 as compared to the same period in 2000. The effective tax rate changed from a rate of 40% to an effective rate of 38%. This decrease is primarily related to a state tax credit the bank received. This amount may fluctuate on an annual basis.

FINANCIAL CONDITION

ASSETS

    Cash and cash equivalents decreased $12,208,102 or 61.19%, over the three-month period ended December 31, 2001. With the decrease in transaction deposit accounts offset by increased loan demand, the Bank has maintained lower cash and cash equivalents balances. Included in cash equivalents is a decrease of $10,759,000 in Federal funds sold during the three-month period. Because loan volume has increased, the Bank has had less cash available and has not been able to sell federal funds on a nightly basis. Investment balances increased $1,592,632 or 6.14%, for the three months ended December 31, 2001. The Bank is investing more of its cash into interest earning assets. Premises and equipment decreased $96,225 or 1.71%. The decrease results primarily from $191,214 depreciation expense during the three-month period offset by $94,989 in purchases. Other assets decreased $1,139,988 or 57.39% during the three-month period ended December 31, 2001. The decrease is primarily related to a $633,029 decrease in other accounts receivable related to receipt of proceeds from the sale of REO property during the prior quarter; a $124,900 decrease in prepaid expenses resulting from decreased prepaid balances; and an approximate $201,000 decrease in the federal income tax receivable account resulting from the monthly accrual of federal income taxes payable. Real estate owned balances increased $125,750 or 13.54% over the three-month period. This increase is related to foreclosures on several pieces of real estate being held by the bank for resale. Accrued interest receivable decreased $36,051 or 1.71% as a result of decreasing interest rates.

    Loans receivable increased $7,134,380 or 3.80% as of the three months ended December 31, 2001 over September 30, 2000. The allowance for loan losses decreased from $2,414,477 at September 30, 2001 to $2,241,226 at December 31, 2001. This decrease is a result of the charge-off of several loans for which a specific reserve had been established, offset by an additional provision of approximately $30,000 related to the increase in the loan portfolio during the three-month period ended December 31, 2001. The Bank's loan portfolio at December 31, 2001 and September 30, 2001 are summarized as follows:

LOANS RECEIVABLE

	December 31, 2001	September 30, 2001
Real estate mortgage loans	$ 124,460,147	$ 123,603,340
Real estate construction loans	36,581,189	34,202,379
Consumer loans	17,558,354	17,454,671
Commercial and other loans	18,448,189	14,823,605
	197,047,879	190,083,995
Less:
Deferred loan fees	(128,574)	(119,042)
Unearned interest income	(17,541)	(24,318)
Allowance for loan losses	(2,241,226)	(2,414,477)
	$ 194,660,538	$ 187,526,158

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

    The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	December 31, 2001	September 30, 2001
Non-accruing Loans
Construction	$ -	$ 52,925
First Mortgage	3,173,676	2,670,843
Second Mortgage	131,523	161,288
Consumer	426,145	655,854
Total non-accruing loans	3,731,344	3,540,910

Past Due Loans
Real Estate	-	-
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-

Total non-accruing and past due loans	$ 3,731,344	$ 3,540,910

Percentage of total loans	1.89%	1.86%

Real estate acquired through foreclosure	$ 1,054,489	$ 928,739

Total non-accruing, past due loans, and non-performing assets	$ 4,785,833	$ 4,469,649

(1) Non-Accruing loans are loans for which unpaid interest is not recognized into income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended December 31, 2001	Year Ended September 30, 2001
Beginning balance	$2,414,477	$2,364,704
Loans charged-off:
Real estate construction	-	7,639
Real estate mortgage	89,952	392,634
Consumer and other	158,184	310,252
Total charge-offs	248,136	710,525

Recoveries:
Real estate construction	-	-
Real estate mortgage	559	213,924
Consumer and other	44,326	111,374
Total recoveries	44,885	325,298

Net charge-offs	203,251	385,227

Provision charged to operations	30,000	435,000

Balance at end of period	$2,241,226	$2,414,477

Ratio of net charge-offs to average loans outstanding	0.10%	0.77%

LIABILITIES

    Deposits have decreased $7,907,647, or 3.61%, for the three-month period ended December 31, 2001. This decrease is primarily the result of a decrease in certificate of deposit accounts. First Georgia has continued to be successful in its efforts to obtain new deposit business. However, due to a declining economy and falling interest rates the Bank has lowered the interest rates paid on CD's. Accrued expenses and other liabilities decreased $282,948 or 56.71% for the three months ended December 31, 2001. This decrease is attributable to an approximate $137,000 decrease in the accrued expense account, an approximate $6,000 decrease in interest withheld, and an approximate $92,000 decrease in other accounts payable. The decrease in accrued expenses is primarily attributable to the payment of annual bonuses to employees during the quarter ended December 31, 2001. The decrease in the other accounts payable account is attributable to the payments of approximately $65,000 for new cubicles and furniture in the loan and operations department and approximately $70,000 for new computer hardware purchased and in place during the prior year. These payments were offset by an approximate $11,000 increase in the accrual for payment of interest on advances payable quarterly and an increase of approximately $25,000 in the accounts payable accrual.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

    A.    Exhibits.
            There are no exhibits filed with this report.

    B.    Reports on Form 8-K
            The Bank filed no reports on Form 8-K for the quarter ended December 31, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     01/30/02

By:   ss/G. Fred Coolidge III
             Secretary and Treasurer