Form 10QSB
period 2002-03-31
FIRST GEORGIA HOLDING INC
filed 2002-05-14
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.

Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of March 31, 2002

7,751,712

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of March 31, 2002 and September 30, 2001	3

Consolidated Income Statements for the Three Months and Six Months Ended March 31, 2002 and 2001	4

Consolidated Cash Flow Statements for the Six Months Ended March 31, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Financial Condition and Results of Operation	7

PART II
Item 4. Submission of matter to a vote of security holders	14
Item 6. Exhibits and Reports on Form 8-K	14

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2002	September 30, 2001
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 10,234,643	$ 8,972,134
Federal funds sold	2,102,000	10,759,000
Interest bearing deposits in other banks	286,478	220,179
Cash and cash equivalents	12,623,121	19,951,313

Investment securities to be held to maturity, fair value approximately $26,851,000 and $26,459,000 at March 31, 2002 and September 30, 2001, respectively	27,374,833	25,950,677
Loans receivable, net of allowance for loan losses of approximately $2,361,00 and $2,414,000 at March 31, 2002 and September 30, 2001, respectively	198,687,560	187,526,158
Real estate owned	749,245	928,739
Federal Home Loan Bank stock, at cost	1,025,900	992,300
Premises and equipment, net	5,404,652	5,616,054
Accrued interest receivable	1,223,257	1,328,007
Intangible assets, net	454,211	502,025
Other assets	1,594,074	1,986,436

Total Assets	$ 249,136,853	$ 245,468,036

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 222,958,135	$ 218,982,788
Federal Home Loan Bank advances	3,500,000	3,500,000
Other borrowed funds	2,000,000	2,000,000
Accrued interest payable	449,122	644,192
Obligations under capital lease	161,906	172,959
Accrued expenses and other liabilities	77,407	498,937
	229,146,570	225,798,876
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,751,712 and 7,713,733 shares issued and outstanding at March 31, 2002 and September 30, 2001, respectively	7,751,712	7,713,733
Additional paid-in capital	383,383	396,297
Retained earnings	11,855,188	11,559,130
Total Stockholders' Equity	19,990,283	19,669,160

Total Liabilities and Stockholders' Equity	$ 249,136,853	$ 245,468,036

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Interest Income:
Loans	$ 3,530,676	$ 4,843,168	$ 7,164,945	$ 9,878,970
Federal funds sold	5,707	49,240	17,941	122,925
Investments	468,399	358,392	1,012,052	706,123
Other	1,499	1,754	2,223	13,292
Total Interest Income	4,006,281	5,252,554	8,197,171	10,721,310

Interest Expense:
Deposits	1,738,530	2,499,376	3,809,195	5,053,985
FHLB advances and other borrowings	85,349	124,349	164,511	208,134
Total interest expense	1,823,879	2,623,725	3,973,706	5,262,119

Net interest income	2,182,402	2,628,829	4,223,465	5,459,191
Provision for loan losses	30,000	210,000	60,000	420,000
Net interest income after provision for loan losses	2,152,402	2,418,829	4,163,465	5,039,191

Other income:
Loan fees	137,863	134,948	289,458	261,053
Deposit service charges	477,627	461,862	1,076,478	975,959
Gain on sale of real estate owned and foreclosed property	15,781	21,311	15,581	48,220
Other operating income	98,187	59,151	170,631	103,425
Total other income	729,458	677,272	1,552,148	1,388,657

Other Expenses:
Salaries and employee benefits	1,205,621	1,176,406	2,378,392	2,262,949
Net occupancy expense	411,512	353,493	856,015	916,541
Amortization of intangibles	23,907	23,907	47,814	47,814
Federal insurance premiums	9,670	26,023	35,688	36,577
Other operating expenses	697,099	602,0152	1,325,620	1,238,440
Total other expenses	2,347,809	2,181,981	4,643,529	4,502,322

Income before income taxes	534,051	914,120	1,072,084	1,925,527
Income tax expense	185,913	347,648	388,441	770,610

Net Income	$ 348,138	$ 566,472	$ 683,643	$ 1,154,917

Income per share of common stock:
Basic	$ 0.05	$ 0.07	$ 0.09	$ 0.15
Diluted	$ 0.05	$ 0.07	$ 0.09	$ 0.15

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 683,643	$ 1,154,917
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	60,000	420,000
Depreciation and amortization	87,095	356,208
Amortization of intangibles	47,814	47,814
Amortization of deferred loan fees	(76,348)	(95,902)
Gain on sale of premises and equipment	(4,700)	-
Gain on Sale of real estate owned and foreclosed property	(10,880)	(51,920)
Decrease in accrued interest receivable	104,750	81,613
Decrease in other assets	1,081,832	84,177
(Decrease) increase in accrued interest payable	(195,070)	10,094
(Decrease) increase in accrued expenses and other liabilities	(432,586)	671,535

Net cash provided by operating activities	1,345,550	2,678,536

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	686,571	1,066,566
Maturities of investment securities	428,000	804,818
Purchase of FHLB stock	(33,600)	(100,000)
Purchase of investment securities	(2,270,813)	(2,201,266)
Loan originations, net of principal repayments	(11,888,927)	(1,051,219)
Purchase of premises and equipment	(156,907)	(327,265)
Proceeds from the sale of premises and equipment	18,000	-
Proceeds from the sale of real estate owned	931,104	1,041,423

Net cash used by investing activities	(12,286,572)	(766,943)

FINANCING ACTIVITIES:
Net increase in deposits	3,975,351	4,715,383
Proceeds from FHLB advances	6,000,000	5,000,000
Repayments of FHLB advances	(6,000,000)	(4,000,000)
Proceeds from exercise of stock options	25,065	-
Cash dividends paid ($0.05 and $0.04 per share, respectively)	(387,586)	(308,306)

Net cash provided by financing activities	3,612,830	5,407,177

Net (decrease) increase in cash and cash equivalents	(7,328,192)	7,318,770
Cash and cash equivalents at beginning of period	19,951,313	16,586,760

Cash and cash equivalents at end of period	$ 12,623,121	$ 23,905,530

Supplemental disclosure of cash paid during the period for:
Interest	$ 3,479,792	$ 4,475,427
Income taxes	249,000	465,000

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 212,469	$ 993,978
Sale of real estate owned financed by bank	698,731	192,900

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of March 31, 2002 and September 30, 2001. Also included are the results of its operations and changes in financial position for the three and six months ended March 31, 2002 and 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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
	Three Month Period Ended March 31,		Six Month Period Ended March 31,
	2002	2001	2002	2001
Weighted average number of common shares outstanding - Basic	7,722,595	7,713,733	7,718,115	7,713,733

Incremental shares from the assumed conversion of stock options	2,986	31,760	11,604	31,760

Total - Diluted	7,725,581	7,745,493	7,729,719	7,745,493

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

(3) ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:
	Six Months Ended March 31, 2002	Year Ended September 30, 2001

Beginning Balance	$ 2,414,477	$ 2,364,704
Provision charged to operations	60,000	420,000
Charge-offs	(336,302)	(247,536)
Recoveries	223,126	113,482
Balance, end of year	$ 2,361,301	$ 2,650,650

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

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies for the Company and its subsidiary are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The more critical accounting and reporting policies include the Company's accounting for the allowance for loan losses, other real estate owned and income taxes. In particular, the accounting for these areas requires significant judgments to be made by management. Different assumptions in the application of these policies could result in material changes in the Company's consolidated financial position or consolidated results of operations. See "Allowance for Loan Losses" herein for a complete discussion. Please also refer to Note 1 in the "Notes to Consolidated Financial Statements" in the Company's Annual Report on Form 10-KSB on file with the Securities and Exchange Commission for details regarding all of the Company's critical and significant accounting policies.

LIQUIDITY

First Georgia Bank (the "Bank") has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 6.40% and 9.51% at March 31, 2002 and September 30, 2001, respectively.

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

Neither the Company nor its subsidiary have historically incurred off-balance sheet obligations through the use of or investment in off-balance sheet derivative financial instruments or structured finance or special purpose entities organized as corporations, partnerships or limited liability companies or trusts.

CAPITAL RESOURCES

The following is reconciliation at March 31, 2002 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:
First Georgia Bank Stockholder's Equity	$ 21,873,000

Less:
Intangible assets	454,000
Tangible Capital	21,419,000

Plus:
Qualifying intangible assets	454,000
Core Capital	21,873,000

Plus:
Supplemental Capital	1,722,000

Less:
Deducted Capital	723,000
Risk-Based Capital	$ 22,872,000

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At March 31, 2002, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at March 31, 2002 are summarized as follows:
			Required Minimum
	Bank Capital		Amount		Excess (Defiency)
Tangible Capital	8.61%	$21,419,000	1.50%	$3,730,000	7.11%	$17,689,000

Core Capital	8.58%	21,873,000	4.00%	9,966,000	4.78%	11,907,000

Risk-Based Capital	10.62%	22,872,000	8.00%	17,230,000	2.62%	5,642,000

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

At March 31, 2002, the Bank's Tier 1 risk-based capital ratio was 10.16%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter ended March 31, 2002. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans decreased $1,312,492, or 27.10%, for the three-month period ended March 31, 2002 and $2,714,025 or 27.47% for the six-month period as compared to the same period in 2001. This decrease is directly related to the decrease in average loans outstanding and an overall decrease in interest rates as compared to the same period last year. Interest on Federal funds sold decreased $43,533 for the quarter or 88.41% and $104,984 or 85.40% for the six-month period ended March 31, 2002 as compared to the same period in 2001. Increased loan demand and increased investment balances during the quarter, combined with a decrease in average deposit balances caused the Bank to borrow overnight Federal funds periodically during the quarter instead of selling on a regular basis as was the case in the previous year. Interest on investments increased $110,007 or 30.69% for the quarter and $305,929, or 43.33% for the six-month period. This increase is related to an approximate $9 million increase in investment balances as compared to March 31, 2001.

INTEREST EXPENSE

Interest on deposits decreased $760,846 or 30.44% for the quarter ended March 31, 2002 and $1,244,790, or 24.63% for the six-month period ended March 31, 2002 as compared to the same period in 2001. This decrease is primarily attributable to decreased interest rates paid on interest bearing deposits. The market in which the Bank operates remains conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit growth. Interest on FHLB advances and other borrowings decreased $39,000 or 31.36% for the quarter ended March 31, 2002 and decreased $43,623 or, 20.96% for the six-month period as compared to same period in 2001. The decrease is related to lower interest rates charged on FHLB advances as compared to the same period in the prior year.

NET INTEREST INCOME

Net interest income for the quarter ended March 31, 2002 decreased $446,427 or 16.98% and decreased $1,235,726 for the six-month period ended March 31, 2002 when compared to the same period in 2001. This decrease is attributable to decreasing interest rates earned on loans. During the quarter ended March 31, 2002, loan demand has increased with loans outstanding increasing approximately $11 million since September 30, 2001. However, interest rates are significantly lower when compared to the same period last year. Prime interest rates have dropped from 8.50% at March 31, 2001 to 4.75% at March 31, 2002.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six-month period ended March 31, 2002 totaled $60,000. The loan loss provision decreased $180,000 or 85.71% for the quarter and $360,000 or 85.71% for the six-month period ended March 31, 2002 as compared to the same period in 2001. Provisions for credit losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Loan Losses" herein. Net interest income after the provision for loan losses for the quarter ended March 31, 2002 decreased $266,427 or 11.01% and $875,726, or 17.38% for the six-month period ended March 31, 2002 when compared with the same period in the prior year. The decrease is directly related to the decrease in loan interest income resulting from a decrease in interest rates.

OTHER INCOME

Other income for the quarter increased $52,186 or 7.71% from the same quarter in the previous year and increased $163,491 or 11.77% for the six-month period ended March 31, 2002 over the same six-months last year. Loan fees increased $2,915, or 2.16% during the quarter and $28,405 or 10.88% during the six-month period ended March 31,2002 as compared to the same period in 2001. The increase is attributable to higher fees earned on brokered mortgage loans. Deposit service charges increased $15,765 or 3.41% for the quarter ended March 31, 2002 and increased $100,519 or 10.30% for the six-month period. The increase is related to increased fee income, such as service charges and insufficient funds fees. Other operating income increased $39,036 or 65.99% for the three-months ended March 31, 2002 and $67,206 or 64.98% for the six-month period as compared to the same periods in the prior year. The increase is a result of increased ATM fees.

OTHER EXPENSES

Other expenses for the quarter ended March 31, 2002 increased $165,828, or 7.60%, over the quarter ended December 31, 2001 and increased $141,208 or 3.14% for the six-months ended March 31, 2002 as compared to the same period last year. Salaries and employee benefits increased $29,215 or 2.48% for the three-month period ending March 31, 2002 over the same period in the prior year and increased $115,443 or 5.10% for the six-month period ended March 31, 2002. The increase in salary and employee benefits is attributable to annual salary increases and additional employees hired. Net occupancy expense increased $58,019 or 16.41% in the quarter ended March 31, 2002 and decreased $60,526 or 6.60% during the six-month period ended March 31, 2002 over the same period last year. The increase during the quarter is primarily attributable to an approximate $45,000 increase in building depreciation and an approximate $12,000 increase in property tax expense. The decrease for the six-month period is related to an approximate $58,000 decrease in repairs and maintenance. Other operating expenses increased $94,947 or 15.77% for the three-month period ended March 31, 2002 as compared to the same period in 2001 and increased $87,180 or 7.04% during the six-month period ended March 31, 2002 as compared to the same period in 2001. This increase during the quarter results from an approximate $12,000 in data processing expense, an approximate $10,000 increase in dues and subscriptions, a $20,000 increase in postage expense, and an approximate $40,000 increase in meals and entertainment expense. The increase in other operating expense during the six-month period ended March 31, 2002 is primarily attributable to an approximate $80,000 increase in meals and entertainment related to several promotional functions as compared to the same period last year.

The provision for income taxes decreased by $161,735 or 46.52% for the quarter and $382,169 or 49.59% for the six-month period ended March 31, 2002 as compared to the same periods in 2001. The effective tax rate decreased to 36.23% from 40.00% for the six-month period in 2001. This decrease results primarily from an increase in tax-exempt municipal interest income and an increase in state tax credits.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents decreased $7,328,192 or 36.73%, over the six-month period ended March 31, 2002. Included in cash equivalents is a decrease of $8,657,000 in Federal funds sold during the six-month period. Because loan volume has increased, the Bank has had less cash available and has not been able to sell federal funds on a nightly basis. Investment balances increased $1,424,156 or 5.49%, for the six-months ended March 31, 2002. The Bank is investing more of its cash into interest earning assets. Premises and equipment decreased $211,402 or 3.76%. The decrease results primarily from approximately $350,000 depreciation expense during the six-month period offset by approximately $157,000 in purchases. Other assets decreased $1,078,689 or 40.36% during the six-month period ended March 31, 2002. The decrease is primarily related to a $645,708 decrease in other accounts receivable related to receipt of proceeds from the sale of REO property during the prior year; a $164,465 decrease in prepaid expenses resulting from decreased prepaid balances; and a $138,385 decrease in the federal income tax receivable account. Real estate owned balances decreased $179,494 or 19.33% over the six-month period. This decrease is related to the sale of several pieces of other real estate previously held by the Bank. Accrued interest receivable decreased $104,750 or 7.89% as a result of decreasing interest rates.

Loans receivable increased $11,161,402 or 5.95% during the three months ended March 31, 2002 over September 30, 2001. The allowance for loan losses decreased from $2,414,477 at September 30, 2001 to $2,361,301 at March 31, 2002. This decrease is a result of the net charge-offs during the period partially offset by an additional provision of approximately $60,000 related to the increase in the loan portfolio during the six-month period ended March 31, 2002. The Bank's loan portfolio at March 31, 2002 and September 30, 2001 are summarized as follows:

LOANS RECEIVABLE

	March 31, 2002	September 30, 2001
Real estate mortgage loans	$ 125,802,933	$ 123,603,340
Real estate construction loans	40,783,840	34,202,379
Consumer loans	16,645,120	17,454,671
Commercial and other loans	17,950,365	14,823,605
	201,182,258	190,083,995
Less:
Deferred loan fees	(119,540)	(119,042)
Unearned interest income	(13,857)	(24,318)
Allowance for loan losses	(2,361,301)	(2,414,477)
	$ 198,687,560	$ 187,526,158

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

Management determines the allowance for loan losses by establishing a general allowance by loan type determined for groups of smaller, homogenous loans possessing similar characteristics and non-homogeneous loans that are not impaired. All classified loans are reviewed on an individual basis. The Bank currently engages an outside firm to conduct a quarterly review of the loan portfolio to assist in determining specific allowances as well as identify trends in the loan portfolio.

General Allowance

The Company determines the general allowance by applying historical loss percentages to all loans not impaired. Historical loss percentages are calculated and applied to each category of loans by risk grade. Loans are grouped into categories based upon the specific characteristics of the loan such as type of collateral. The Company generally calculates the historical loss percentages using a six-year moving average. However, for the past year, the Company has moved to a two-year moving average. As a result of changes in the loan portfolio, a decline in the economy and a significant increase in charge-offs, management feels that the losses experienced in the past two years provides a more accurate estimate of losses occurring in the present.

The Company may adjust the allowance determined by the method described above for qualitative factors that are probable to impact future loan losses. Management has reviewed various factors to determine the impact on the current loan portfolio. These adjustments reflect management's best estimate of the level of loan losses resulting from these factors. The following current qualitative factors were considered in this analysis:

  Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

  Changes in the nature and volume of the portfolio.

  Changes in the experience, ability, and depth of lending management and staff.

  Changes in the volume and severity of past dues and classified loans; and the volume of non-accruals, trouble debt restructurings and other loan modifications

  The existence and effect of any concentrations of credit, and changes in the level of such conditions.

  The effect of external factors, such as competition and legal and regulatory requirements, on the level of estimated credit losses in the Bank's portfolio.

  The effect of changes in national and local economic business.

  Bank regulatory exam results

Specific Allowances

Management feels that given the small number of impaired loans, type of historical loan losses, and the nature of the underlying collateral, creating specific allowances for classified assets results in the most accurate and objective allowance. Should the number of these types of assets grow substantially, other methods may have to be considered.

The method used in setting the specific allowance uses current appraisals as a starting point, based on the Bank's possible liquidation of the collateral. On assets other than real estate, which tend to depreciate rapidly, another current valuation is used. For instance, in the case of commercial loans collateralized by automobiles, the current NADA wholesale value is used. On collateral such as over-the-road equipment, trucks or heavy equipment, valuations are sought from firms or persons knowledgeable in the area, and adjusted for the probable condition of the collateral. Other collateral such as furniture, fixtures and equipment, accounts receivable, and inventory, are considered separately with more emphasis given to the borrower's financial condition and trends rather than the collateral support. The value of the collateral is then discounted for estimated selling cost. In addition, the allowance incorporates the results of measuring impaired loans as provided by Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These accounting standards prescribe the measurement methods, income recognition and disclosures related to impaired loans.

Summary

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. The analysis of the allowance indicated a historical allocation, adjusted for qualitative factors, of approximately $1.7 million and a specific allowance of $639,000 at March 31, 2002. The historical allocation increased approximately $25,000 from fiscal year-end, primarily as a result of growth in the loan portfolio, offset by a decrease in charge-offs from fiscal year-end. Net charge-offs to average loans outstanding decreased to 0.06% at March 31, 2002 compared to .20% at September 30, 2001 and 0.07% at March 31, 2001. Additionally, in determining the general allowance, management considered improvements in Georgia economic indicators such as unemployment rates and economic growth rates and the increase in non-accruing loans of $889,000 from the end of fiscal year 2001. Specific allowances decreased $72,000 from fiscal year-end as result of a decrease in impaired loans. The Company's allowance for loan losses as of March 31, 2002, is $ 2.4 million or 1.17% of total loans compared to $2.4 million or 1.27% of total loans at September 30, 2001.

The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	March 31, 2002	September 30, 2001
Non-accruing Loans
Construction	$ -	$ 52,925
First Mortgage	2,943,578	2,670,843
Second Mortgage	31,254	161,288
Consumer	1,455,430	655,854
Total non-accruing loans	4,430,262	3,540,910

Past Due Loans
Real Estate	-	-
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-

Total non-accruing and past due loans	$ 4,430,262	$ 3,540,910

Percentage of total loans	2.20%	1.86%

Real estate acquired through foreclosure	$ 749,245	$ 928,739

Total non-accruing, past due loans, and non-performing assets	$ 5,179,507	$ 4,469,649

(1) Non-Accruing loans are loans for which unpaid interest is not recognized into income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Six Months Ended March 31, 2002	Six Months Ended March 31, 2001
Beginning balance	$2,414,477	$2,364,704
Loans charged-off:
Real estate construction	-	7,639
Real estate mortgage	127.443	64,116
Consumer and other	208,859	175,781
Total charge-offs	336,302	247,536

Recoveries:
Real estate construction	-	-
Real estate mortgage	165,341	38,468
Consumer and other	57,785	75,15
Total recoveries	223,126	113,483

Net charge-offs	113,176	134,053

Provision charged to operations	60,000	420,000

Balance at end of period	$2,361,301	$2,650,651

Ratio of net charge-offs to average loans outstanding	0.06%	0.07%

LIABILITIES

Deposits have increased $3,975,347, or 1.82%, for the six-month period ended March 31, 2002. This increase is primarily the result of an approximate $2,400,000 increase in interest-bearing accounts, an approximate $11,400,000 increase in money market accounts offset by a $10,000,000 decrease in certificate of deposit accounts. First Georgia has continued to be successful in its efforts to obtain new deposit business. However, due to a declining economy and falling interest rates the Bank has lowered the interest rates paid on CD's. Accrued expenses and other liabilities decreased $421,530 or 84.49% for the six months ended March 31, 2002. This decrease is attributable to an approximate $207,000 decrease in the accrued expense account and an approximate $145,000 decrease in other accounts payable. The decrease in accrued expenses is primarily attributable to the payment of annual bonuses to employees during the quarter ended March 31, 2002. The decrease in the other accounts payable account is attributable to the payments of approximately $65,000 for new cubicles and furniture in the loan and operations department and approximately $70,000 for new computer hardware purchased and in place during the prior year.

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

First Georgia Holding, Inc. held its annual meeting January 22, 2002. The following votes were taken:

Proposal 1: Election of B.W. Bowie, Terry K. Driggers and Roy K. Hodnett as directors.

B.W. Bowie
For	6,931,939
Withhold Authority for	9,161
Withhold Authority for Particular Director	1,312
6,942,412

Terry K. Driggers
For	6,933,251
Withhold Authority for	9,161
Withhold Authority for Particular Director	-
6,942,412

Roy K. Hodnett
For	6,930,889
Withhold Authority for	9,161
Withhold Authority for Particular Director	2,362
6,942,412

The directors terms who continued after the meeting are as follows:

Henry S. Bishop, E. Raymond Mock, James D. Moore, D. Lamont Shell, and M. Frank Deloach

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

A. Exhibits.

There are no exhibits filed with this report.

B. Reports on Form 8-K

The Bank filed no reports on Form 8-K for the quarter ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002

By: /s/ G. Fred Coolidge III

Secretary and Treasurer