Form 10QSB/A
period 2002-03-31
FIRST GEORGIA HOLDING INC
filed 2002-07-19
CIK 826491

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

7,751,712

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of March 31, 2002 and September 30, 2001	3

Consolidated Income Statements for the Three Months and Six Months Ended March 31, 2002 and 2001	4

Consolidated Cash Flow Statements for the Six Months Ended March 31, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Financial Condition and Results of Operation	7

PART II
Item 4. Submission of matter to a vote of security holders	14
Item 6. Exhibits and Reports on Form 8-K	14

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31, 2002	September 30, 2001
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 10,234,643	$ 8,972,134
Federal funds sold	2,102,000	10,759,000
Interest bearing deposits in other banks	286,478	220,179
Cash and cash equivalents	12,623,121	19,951,313

Investment securities to be held to maturity, fair value approximately $26,851,000 and $26,459,000 at March 31, 2002 and September 30, 2001, respectively	27,374,833	25,950,677
Loans receivable, net of allowance for loan losses of approximately $2,361,00 and $2,414,000 at March 31, 2002 and September 30, 2001, respectively	198,687,560	187,526,158
Real estate owned	749,245	928,739
Federal Home Loan Bank stock, at cost	1,025,900	992,300
Premises and equipment, net	5,404,652	5,616,054
Accrued interest receivable	1,223,257	1,328,007
Intangible assets, net	454,211	502,025
Other assets	1,594,074	1,986,436

Total Assets	$ 249,136,853	$ 245,468,036

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 222,958,135	$ 218,982,788
Federal Home Loan Bank advances	3,500,000	3,500,000
Other borrowed funds	2,000,000	2,000,000
Accrued interest payable	449,122	644,192
Obligations under capital lease	161,906	172,959
Accrued expenses and other liabilities	77,407	498,937
	229,146,570	225,798,876
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,751,712 and 7,713,733 shares issued and outstanding at March 31, 2002 and September 30, 2001, respectively	7,751,712	7,713,733
Additional paid-in capital	383,383	396,297
Retained earnings	11,855,188	11,559,130
Total Stockholders' Equity	19,990,283	19,669,160

Total Liabilities and Stockholders' Equity	$ 249,136,853	$ 245,468,036

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2001	2002	2001
Interest Income:
Loans	$ 3,530,676	$ 4,843,168	$ 7,164,945	$ 9,878,970
Federal funds sold	5,707	49,240	17,941	122,925
Investments	468,399	358,392	1,012,052	706,123
Other	1,499	1,754	2,223	13,292
Total Interest Income	4,006,281	5,252,554	8,197,171	10,721,310

Interest Expense:
Deposits	1,738,530	2,499,376	3,809,195	5,053,985
FHLB advances and other borrowings	85,349	124,349	164,511	208,134
Total interest expense	1,823,879	2,623,725	3,973,706	5,262,119

Net interest income	2,182,402	2,628,829	4,223,465	5,459,191
Provision for loan losses	30,000	210,000	60,000	420,000
Net interest income after provision for loan losses	2,152,402	2,418,829	4,163,465	5,039,191

Other income:
Loan fees	137,863	134,948	289,458	261,053
Deposit service charges	477,627	461,862	1,076,478	975,959
Gain on sale of real estate owned and foreclosed property	15,781	21,311	15,581	48,220
Other operating income	98,187	59,151	170,631	103,425
Total other income	729,458	677,272	1,552,148	1,388,657

Other Expenses:
Salaries and employee benefits	1,205,621	1,176,406	2,378,392	2,262,949
Net occupancy expense	411,512	353,493	856,015	916,541
Amortization of intangibles	23,907	23,907	47,814	47,814
Federal insurance premiums	9,670	26,023	35,688	36,577
Other operating expenses	697,099	602,0152	1,325,620	1,238,440
Total other expenses	2,347,809	2,181,981	4,643,529	4,502,322

Income before income taxes	534,051	914,120	1,072,084	1,925,527
Income tax expense	185,913	347,648	388,441	770,610

Net Income	$ 348,138	$ 566,472	$ 683,643	$ 1,154,917

Income per share of common stock:
Basic	$ 0.05	$ 0.07	$ 0.09	$ 0.15
Diluted	$ 0.05	$ 0.07	$ 0.09	$ 0.15

See accompanying notes to consolidated financial statements

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Six Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES:
Net Income	$ 683,643	$ 1,154,917
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	60,000	420,000
Depreciation and amortization	87,095	356,208
Amortization of intangibles	47,814	47,814
Amortization of deferred loan fees	(76,348)	(95,902)
Gain on sale of premises and equipment	(4,700)	-
Gain on Sale of real estate owned and foreclosed property	(10,880)	(51,920)
Decrease in accrued interest receivable	104,750	81,613
Decrease in other assets	1,081,832	84,177
(Decrease) increase in accrued interest payable	(195,070)	10,094
(Decrease) increase in accrued expenses and other liabilities	(432,586)	671,535

Net cash provided by operating activities	1,345,550	2,678,536

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	686,571	1,066,566
Maturities of investment securities	428,000	804,818
Purchase of FHLB stock	(33,600)	(100,000)
Purchase of investment securities	(2,270,813)	(2,201,266)
Loan originations, net of principal repayments	(11,888,927)	(1,051,219)
Purchase of premises and equipment	(156,907)	(327,265)
Proceeds from the sale of premises and equipment	18,000	-
Proceeds from the sale of real estate owned	931,104	1,041,423

Net cash used by investing activities	(12,286,572)	(766,943)

FINANCING ACTIVITIES:
Net increase in deposits	3,975,351	4,715,383
Proceeds from FHLB advances	6,000,000	5,000,000
Repayments of FHLB advances	(6,000,000)	(4,000,000)
Proceeds from exercise of stock options	25,065	-
Cash dividends paid ($0.05 and $0.04 per share, respectively)	(387,586)	(308,306)

Net cash used in financing activities	3,612,830	5,407,177

Net (decrease) increase in cash and cash equivalents	(7,328,192)	7,318,770
Cash and cash equivalents at beginning of period	19,951,313	16,586,760

Cash and cash equivalents at end of period	$ 12,623,121	$ 23,905,530

Supplemental disclosure of cash paid during the period for:
Interest	$ 3,479,792	$ 4,475,427
Income taxes	249,000	465,000

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 212,469	$ 993,978
Sale of real estate owned financed by bank	698,731	192,900

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

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six-month period ended March 31, 2002 totaled $60,000. The loan loss provision decreased $180,000 or 85.71% for the quarter and $360,000 or 85.71% for the six-month period ended March 31, 2002 as compared to the same period in 2001. The provision has continued to decrease to levels experienced prior to fiscal year 2000 as a result of the resolution of loans originated by a particular loan officer. The Bank experienced substantial charge-offs in 2000 primarily as a result of under collateralized loans made by a particular loan officer. During a six-month period, the loan officer made loans totaling approximately $3.3 million that were under collateralized. The loan officer provided falsified collateral information to the loan committee and granted a large number of small dollar loans that were under the scope of a loan review. Once it was discovered that the loan officer was making under collateralized loans, he was immediately terminated and a suspicious activities report was filed with the Office of Thrift Supervision. Of the total loans charged-off in 2000, 84.70% or $1.4 million was related to the particular loan officer. Management felt it necessary to increase the allowance for loan losses in fiscal year 2000 as a result of the increased charge-offs and to allocate a portion of the reserve to loans remaining in the loan portfolio that were originated by the particular loan officer and thought to have a high risk of loss based upon the characteristics of the loan. Of the total provision at September 30, 2000, approximately 72.94% or $1.9 million related to loans remaining in the portfolio related to the particular loan officer.

The Bank has made significant progress in resolving problem loans related to fiscal year 2000. Of the total allowance at March 31, 2002, approximately 27.06% or $639,000 relates to loans originated by the particular loan officer. The Bank has recovered approximately $116,000 of the $1.4 million charged off in fiscal year 2000.

Management has taken additional precautions since that time to ensure that all loans are properly collateralized. The Company engaged an outside firm to conduct quarterly reviews of the loan portfolio in order to assist in identifying all loans originated by the particular loan officer and as a preventative measure to ensure timely recognition of under collateralized loans. The quarterly review process includes all loans, regardless of principal amount. The Company also hired a credit analyst to review and provide recommendations on larger loan applications.

See "Allowance for Loan Losses" herein for a discussion of all factors considered in determining the provision for loan losses.

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