Form 10QSB
period 2002-06-30
FIRST GEORGIA HOLDING INC
filed 2002-08-15
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.

Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of June 30, 2002

7,751,712

PART 1
FINANCIAL INFORMATION

The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:
Page
Consolidated Balance Sheets as of June 30, 2002 and September 30, 2001	3

Consolidated Income Statements for the Three Months and Nine Months Ended June 30, 2002 and 2001	4

Consolidated Cash Flow Statements for the Nine Months Ended June 30, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Management's Discussion and Analysis of Financial Condition and Results of Operation	8

PART II
Item 6. Exhibits and Reports on Form 8-K	16

FIRST GEORGIA HOLDING, INC CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30, 2002	September 30, 2001
Assets:
Cash and cash equivalents:
Cash and due from banks	$ 11,127,619	$ 8,972,134
Federal funds sold	3,176,000	10,759,000
Interest bearing deposits in other banks	209,565	220,179
Cash and cash equivalents	14,513,184	19,951,313

Investment securities to be held to maturity, fair value approximately $29,400,000 and $26,459,000 at June 30, 2002 and September 30, 2001, respectively	29,201,772	25,950,677
Loans receivable, net of allowance for loan losses of approximately $2,390,00 and $2,414,000 at June 30, 2002 and September 30, 2001, respectively	199,001,921	187,526,158
Real estate owned	921,465	928,739
Federal Home Loan Bank stock, at cost	1,025,900	992,300
Premises and equipment, net	5,329,855	5,616,054
Accrued interest receivable	1,124,595	1,328,007
Intangible assets, net	430,304	502,025
Other assets	1,852,704	2,672,763

Total Assets	$ 253,401,700	$ 245,468,036

Liabilities and Stockholders' Equity
Liabilities:
Deposits	$ 226,474,427	$ 218,982,788
Federal Home Loan Bank advances	3,500,000	3,500,000
Other borrowed funds	2,000,000	2,000,000
Accrued interest payable	384,623	644,192
Obligations under capital lease	156,155	172,959
Accrued expenses and other liabilities	430,748	498,937
	232,945,453	225,798,876
Stockholders' Equity
Common stock, $1.00 par value; 10,000,000 shares authorized; 7,751,712 and 7,713,733 shares issued and outstanding at June 30, 2002 and September 30, 2001, respectively	7,751,712	7,713,733
Additional paid-in capital	383,383	396,297
Retained earnings	12,320,652	11,559,130
Total Stockholders' Equity	20,455,747	19,669,160

Total Liabilities and Stockholders' Equity	$ 253,401,700	$ 245,468,036

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONSOLIDATED INCOME STATEMENTS (unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
Interest Income:
Loans	$ 3,529,803	$ 4,338,713	$ 10,694,748	$ 14,217,683
Federal funds sold	28,994	167,398	46,935	290,323
Investments	475,665	401,542	1,487,718	1,107,665
Other	990	703	3,222	13,995
Total Interest Income	4,035,452	4,908,356	12,232,623	15,629,666

Interest Expense:
Deposits	1,574,390	2,501,405	5,383,585	7,555,390
FHLB advances and other borrowings	98,598	77,164	263,108	285,298
Total interest expense	1,672,988	2,578,569	5,646,693	7,840,688

Net interest income	2,362,464	2,329,787	6,585,930	7,788,978
Provision for loan losses	30,000	15,000	90,000	435,000
Net interest income after provision for loan losses	2,332,464	2,314,787	6,495,930	7,353,978

Other income:
Loan fees	133,347	142,640	422,805	403,693
Deposit service charges	493,540	516,449	1,570,018	1,492,408
Gain on sale of real estate owned and foreclosed property	55,576	-	66,457	48,220
Other operating income	117,151	64,619	292,483	168,044
Total other income	799,614	723,708	2,351,763	2,112,365

Other Expenses:
Salaries and employee benefits	1,212,400	1,184,240	3,590,792	3,447,189
Net occupancy expense	413,322	436,558	1,269,337	1,353,099
Amortization of intangibles	23,907	23,907	71,721	71,721
Federal insurance premiums	9,040	16,926	44,728	53,503
Other operating expenses	734,037	640,694	2,059,655	1,879,135
Total other expenses	2,392,706	2,302,325	7,036,233	6,804,647

Income before income taxes	739,372	736,170	1,811,460	2,661,696
Income tax expense	273,909	292,890	662,350	1,063,500

Net Income	$ 465,463	$ 443,280	$ 1,149,110	$ 1,598,196

Income per share of common stock:
Basic	$ 0.06	$ 0.06	$ 0.15	$ 0.21
Diluted	$ 0.06	$ 0.06	$ 0.15	$ 0.21

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENT OF CASH FLOWS (unaudited)
	Nine Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES:
Net Income	$ 1,170,593	$ 1,598,196
Adjustments to reconcile net income to net cash provided by operations:
Provision for loan losses	90,000	435,000
Depreciation and amortization	525,518	584,881
	(333,146)	(68,495)
Amortization of intangibles	71,721	71,721
Amortization of deferred loan fees	(124,454)	7,130
Gain on sale of premises and equipment	(4,700)	-
Gain on Sale of real estate owned and foreclosed property	(66,457)	(48,220)
Decrease in accrued interest receivable	203,412	108,501
Decrease in other assets	820,060	281,752
Decrease in accrued interest payable	(295,569)	(41,646)
Decrease in accrued expenses and other liabilities	(84,994)	(229,847)

Net cash provided by operating activities	1,986,501	2,698,973

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	1,329,398	1,534,313
Maturities of investment securities	928,000	1,076,718
Purchase of FHLB stock	(33,600)	(100,000)
Purchase of investment securities	(5,175,347)	(6,061,315)
Loan originations, net of principal repayments	(12,046,850)	658,800
Purchase of premises and equipment	(234,619)	(583,401)
Proceeds from the sale of real estate owned	679,273	1,041,423

Net cash used by investing activities	(14,553,745)	(2,433,462)

FINANCING ACTIVITIES:
Net increase in deposits	7,491,636	5,800,610
Proceeds from FHLB advances	-	5,000,000
Repayments of FHLB advances	-	(4,000,000)
Proceeds from exercise of stock options	25,065	-
Cash dividends paid ($0.05 and $0.04 per share, respectively)	(387,586)	(308,308)

Net cash provided by financing activities	7,129,115	6,492,402

Net (decrease) increase in cash and cash equivalents	(5,438,129)	6,757,913
Cash and cash equivalents at beginning of period	19,951,313	16,586,760

Cash and cash equivalents at end of period	$ 14,513,184	$ 23,344,673

Supplemental disclosure of cash paid during the period for:
Interest	$ 5,195,792	$ 4,497,619
Income taxes	418,000	835,000

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 1,848,000	$ 1,702,205
Sale of real estate owned financed by bank	975,327	192,900

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. as of June 30, 2002 and September 30, 2001. Also included are the results of its operations and changes in financial position for the three and nine months ended June 30, 2002 and 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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
	Three Month Period Ended June 30,		Nine Month Period Ended June 30,
	2002	2001	2002	2001
Weighted average number of common shares outstanding - Basic	7,751,712	7,713,733	7,729,314	7,713,733

Incremental shares from the assumed conversion of stock options	-	31,760	11,511	31,760

Total - Diluted	7,751,712	7,745,493	7,740,825	7,745,493

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

  ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:
	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001

Beginning Balance	$ 2,414,477	$ 2,364,704
Provision charged to operations	90,000	435,000
Charge-offs	(520,667)	(633,091)
Recoveries	405,842	138,271
Balance, end of year	$ 2,389,652	$ 2,304,884

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

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. This Statement will be effective for the year ended December 31, 2003 and for transactions entered into after May 15, 2002. It does not appear that this statement will have a material effect on the financial position, operations or cash flows of the Company.

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. It does not appear that this statement will have a material effect on the financial position, operations or cash flows of the Company.

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

LIQUIDITY

First Georgia Bank (the "Bank") has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 6.73% and 9.51% at June 30, 2002 and September 30, 2001, respectively.

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

CAPITAL RESOURCES

The following is reconciliation at June 30, 2002 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:
First Georgia Bank Stockholder's Equity	$ 22,360,000

Less:
Intangible assets	430,000
Tangible Capital	21,930,000

Plus:
Qualifying intangible assets	430,000
Core Capital	22,360,000

Plus:
Supplemental Capital	1,751,000

Less:
Deducted Capital	658,000
Risk-Based Capital	$ 23,453,000

Current regulations require institutions to keep minimum regulatory tangible capital equal to 1.5% of adjusted assets, minimum core capital to adjusted assets of 4% (the leverage ratio), and risk-based capital to risk-adjusted assets of 8%. The Office of Thrift Supervision (the OTS) may increase the minimum core capital, or leverage ratio, based on its assessment of the institution's risk management systems and the level of total risk in the individual institution. At June 30, 2002, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at June 30, 2002 are summarized as follows:
			Required Minimum
	Bank Capital		Amount		Excess (Deficiency)
Tangible Capital	8.67%	$21,930,000	1.50%	$3,795,000	7.17%	$18,135,000

Core Capital	8.82%	22,360,000	4.00%	10,136,000	4.82%	12,224,000

Risk-Based Capital	10.73%	23,453,000	8.00%	17,482,000	2.73%	5,971,000

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

At June 30, 2002, the Bank's Tier 1 risk-based capital ratio was 10.23%. If a depository institution should fail to meet its regulatory capital requirements, regulatory agencies can require submission and funding of a capital restoration plan by the institution, place limits on its activities, require the raising of additional capital, and ultimately require the appointments of a conservator or receiver for the institution.

Total capital as well as tangible capital, core capital, and risk-based capital continued to increase during the quarter ended June 30, 2002. The mix of risk-based assets and additional earnings are the primary factors for this increase.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans decreased $808,910, or 18.64%, for the three-month period ended June 30, 2002 and $3,522,935 or 24.78% for the nine-month period as compared to the same period in 2001. This decrease is directly related to the decrease in average loans outstanding and an overall decrease in interest rates as compared to the same period last year. Interest on Federal funds sold decreased $138,404 for the quarter or 82.68% and $243,388 or 83.83% for the nine-month period ended June 30, 2002 as compared to the same period in 2001. Increased loan demand and increased investment balances during the quarter caused the Bank to sell less overnight Federal funds during the quarter as compared to the previous year. Interest on investments increased $74,123 or 18.46% for the quarter and $380,053, or 34.31% for the nine-month period. This increase is related to an approximate $8 million increase in investment balances as compared to June 30, 2001.

INTEREST EXPENSE

Interest on deposits decreased $927,015 or 37.06% for the quarter ended June 30, 2002 and $2,171,805, or 28.75% for the nine-month period ended June 30, 2002 as compared to the same period in 2001. This decrease is primarily attributable to decreased interest rates paid on interest bearing deposits coupled with an approximate $17 million decrease in the average balance of certificate of deposit accounts. Due to lower interest rates being paid on certificates of deposit, the Bank has experienced an increase in the average balance of money market accounts. Interest expense on Certificates of deposit decreased approximately $2 million during the nine-month period ended June 30, 2002 as compared to the same period in 2001. Money market accounts earn interest at 2.05% rate compared to certificate of deposit accounts that were earning interest at approximately 7.00%. Interest on FHLB advances and other borrowings increased $21,934 or 27.78% for the quarter ended June 30, 2002 and decreased $22,190 or 7.78% for the nine-month period as compared to same period in 2001. The increase during the quarter is related to an increase in average borrowings. The decrease in interest expense over the nine-month period is related to lower interest rates charged on FHLB advances as compared to the same period in the prior year.

NET INTEREST INCOME

Net interest income for the quarter ended June 30, 2002 increased $32,677 or 1.40% and decreased $1,203,048 or 15.45% for the nine-month period ended June 30, 2002 when compared to the same period in 2001. The increase during the quarter is attributable to increased interest earned on investments. Average investment balances increased approximately $8 million as compared to June 30, 2001. During the quarter ended June 30, 2002, loan demand has increased with loans outstanding increasing approximately $11 million since September 30, 2001. However, interest rates are significantly lower when compared to the same period last year. Prime interest rates have dropped from 8.50% at June 30, 2001 to 4.75% at June 30, 2002 resulting in a decrease in net interest income for the nine-month period as compared to the same period in the prior year.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine-month period ended June 30, 2002 totaled $90,000. The loan loss provision increased $15,000 or 100.00% for the quarter and decreased $345,000 or 79.31% for the nine-month period ended June 30, 2002 as compared to the same period in 2001. The increase in the provision for the quarter results from an increase in the loan portfolio. However, for the nine-month period ended June 30, 2002 the provision has continued to decrease to levels experienced prior to fiscal year 2000 as a result of the resolution of loans originated by a particular loan officer. The Bank experienced substantial charge-offs in 2000 primarily as a result of under collateralized loans made by a particular loan officer. During a six-month period, the loan officer made loans totaling approximately $3.3 million that were under collateralized. The loan officer provided falsified collateral information to the loan committee and granted a large number of small dollar loans that were under the scope of a loan review. Once it was determined that the loan officer was making under collateralized loans, he was immediately terminated and a suspicious activities report was filed with the Office of Thrift Supervision. Of the total loan charged-off in 2000, 84.70% or $1.4 million was related to the particular loan officer. Management felt it necessary to increase the allowance for loan losses in fiscal year 2000 as a result of the increased charge-offs and to allocate a portion of the reserve to loans remaining in the portfolio that were originated by the particular loan officer and thought to have a high risk of loss based upon the characteristics of the loan. Of the total provision at September 30, 2000 approximately 72.94% or $1.9 million related to loans remaining in the portfolio related to the particular loan officer.

The Bank has made significant progress in resolving loan problems related to fiscal year 2000. Of the total allowance at June 30, 2002, approximately 26.74% or $639,000 relates to loans originated by the particular loan officer. The Bank has recovered approximately $116,000 of the $1.4 million charged-off in fiscal year 2000.

Management has taken additional precautions since that time to ensure that all loans are properly collateralized. The Company engaged an outside firm to conduct quarterly loan reviews of the loan portfolio in order to assist in identifying all loans originated by the particular loan officer and as a preventative measure to ensure timely recognition of under collateralized loans. The quarterly review process includes all loans, regardless of principal amount. The Company also hired a credit analyst to review and provide recommendations on larger loan applications.

See "Allowance for Loan Losses" herein for a discussion of all factors considered in determining the provision for loan losses.

Net interest income after the provision for loan losses for the quarter ended June 30, 2002 increased $17,677 or 0.76% and decreased $858,048, or 11.67% for the nine-month period ended June 30, 2002 when compared with the same period in the prior year. The increase during the quarter is attributable to a $74,123 increase in interest income on investments as compared to the same period in the prior year resulting from an approximate $ 7.8 million increase in investment balances. The decrease for the nine-month period is directly related to the decrease in loan interest income resulting from a decrease in interest rates.

OTHER INCOME

Other income for the quarter increased $75,906 or 10.49% from the same quarter in the previous year and increased $239,398 or 11.33% for the nine-month period ended June 30, 2002 over the same nine-months last year. Loan fees decreased $9,293, or 6.52% during the quarter and increased $19,112 or 4.73% during the nine-month period ended June 30, 2002 as compared to the same period in 2001. The decrease during the quarter is attributable to a decrease in brokered mortgage loan closings during the three-month period as compared to the same period last year offset by an increase in loan fees. The number of brokered mortgage loans decreased approximately 10.20% for the quarter but remained consistent for the nine-month period with a decrease of only 2.05%. The increase in loan fees over the nine-month period is attributable to higher fees earned on brokered mortgage loans. Deposit service charges decreased $22,909 or 4.44% for the quarter ended June 30, 2002 and increased $77,610 or 5.20% for the nine-month period. The decrease during the quarter is attributable to decreased insufficient funds fees earned on deposit accounts as compared to the same period last year. The increase over the nine-month period is related to increased fee income, such as service charges and insufficient funds fees. Other operating income increased $52,532 or 81.29% for the three-months ended June 30, 2002 and $124,439 or 74.05% for the nine-month period as compared to the same periods in the prior year. The increase is a result of increased ATM fees.

OTHER EXPENSES

Other expenses for the quarter ended June 30, 2002 increased $90,381, or 3.93%, over the quarter ended June 30, 2001 and increased $231,586 or 3.40% for the nine-months ended June 30, 2002 as compared to the same period last year. Salaries and employee benefits increased $28,160 or 2.38% for the three-month period ending June 30, 2002 over the same period in the prior year and increased $143,603 or 4.17% for the nine-month period ended June 30, 2002. The increase in salary and employee benefits is attributable to annual salary increases and additional employees hired. Net occupancy expense decreased $23,236 or 5.32% in the quarter ended June 30, 2002 and decreased $83,762 or 6.19% during the nine-month period ended June 30, 2002 over the same period last year. The decrease during the quarter is primarily attributable to an approximate $15,000 decrease in building cleaning and maintenance related to a change in the provider of paper products and an approximate $8,000 decrease in property tax expense. The decrease for the nine-month period is related to an approximate $54,000 decrease in repairs and maintenance and approximate $31,000 decrease in building cleaning and maintenance related to a decrease in the cost of services provided by the maintenance company. Other operating expenses increased $93,343 or 14.57% for the three-month period ended June 30, 2002 as compared to the same period in 2001 and increased $180,520 or 9.61% during the nine-month period ended June 30, 2002 as compared to the same period in 2001. This increase during the quarter results from an approximate $90,000 increase in bad check losses related to a single loss incurred from fraudulent activity by a customer. The increase in other operating expense during nine-month period ended June 30, 2002 is primarily attributable to the same $90,000 increase in bad check losses, an approximate $45,000 increase in data processing expenses related to increased fees charged by the processor of the Bank's ACH transactions, an approximate $20,000 increase in postage expense resulting from increased volume and increased postage rates, and an approximate $15,000 in charitable contributions as compared to the same period in the previous year.

The provision for income taxes decreased $18,981 or 6.48% for the quarter and $401,150 or 37.72% for the nine-month period ended June 30, 2002 as compared to the same periods in 2001. The effective tax rate decreased to 36.00% from 40.00% for the nine-month period in 2001. This decrease results primarily from an increase in tax-exempt municipal interest income and an increase in state tax credits.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents decreased $5,438,129 or 27.26%, over the nine-month period ended June 30, 2002. Included in cash equivalents is a decrease of $7,583,000 in Federal funds sold during the nine-month period. Because loan volume has increased, the Bank has had less cash available to sell on a nightly basis. Investment balances increased $3,251,095 or 12.53%, for the nine-months ended June 30, 2002. The Bank is investing more of its cash into interest earning assets. Premises and equipment decreased $286,199 or 5.10%. The decrease results primarily from approximately $525,000 depreciation expense during the nine-month period offset by approximately $290,000 in purchases. Other assets decreased $820,060 or 30.68% during the nine-month period ended June 30, 2002. The decrease is primarily related to a an approximate $645,000 decrease in other accounts receivable related to receipt of proceeds from the sale of REO property during the prior year; a $119,454 decrease in prepaid expenses resulting from decreased prepaid balances; and a $124,200 decrease in the federal income tax receivable account. Real estate owned balances decreased $7,274 or 0.78% over the nine-month period. This decrease is related to the sale of approximately $1.5 million in other real estate previously held by the Bank offset by approximately $1.4 million in additional real estate being added. Accrued interest receivable decreased $203,412 or 15.32% as a result of decreasing interest rates.

Loans receivable increased $11,475,763 or 6.12% during the nine months ended June 30, 2002 over September 30, 2001. The allowance for loan losses decreased from $2,414,477 at September 30, 2001 to $2,389,651 at June 30, 2002. This decrease is a result of the net charge-offs during the period partially offset by an additional provision of approximately $90,000 related to the increase in the loan portfolio during the nine-month period ended June 30, 2002. The Bank's loan portfolio at June 30, 2002 and September 30, 2001 are summarized as follows:

LOANS RECEIVABLE

	June 30, 2002	September 30, 2001
Real estate mortgage loans	$ 131,451,665	$ 123,603,340
Real estate construction loans	36,166,798	34,202,379
Consumer loans	16,907,420	17,454,671
Commercial and other loans	19,999,509	14,823,605
	201,525,392	190,083,995
Less:
Deferred loan fees	(124,454)	(119,042)
Unearned interest income	(9,365)	(24,318)
Allowance for loan losses	(2,389,652)	(2,414,477)
	$ 199,001,921	$ 187,526,158

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

  Changes in the volume and severity of past dues and classified loans; and the volume of non-accruals, troubled debt restructurings and other loan modifications

  The existence and effect of any concentrations of credit, and changes in the level of such conditions.

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

Summary

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. The analysis of the allowance indicated a historical allocation, adjusted for qualitative factors, of approximately $1.7 million and a specific allowance of $639,000 at June 30, 2002. The historical allocation increased approximately $25,000 from fiscal year-end, primarily as a result of growth in the loan portfolio, offset by a decrease in charge-offs from fiscal year-end. Net charge-offs to average loans outstanding decreased to 0.06% at June 30, 2002 compared to .20% at September 30, 2001 and 0.07% at June 30, 2001. Net charge-offs have decreased primarily as a result of an increase in recoveries offset by a decrease in charge-offs. The bank has been successful in recovering loans that were charged-off related to events that occurred in fiscal year 2000 involving a particular loan officer. (See "Provision for Loan Losses" herein). Additionally, in determining the general allowance, management considered improvements in Georgia economic indicators such as unemployment rates and economic growth rates. Additionally, management considered the increase in non-accruing loans of $889,352 from the end of fiscal year 2001. Non-accrual loans are examined on an individual basis to determine the appropriate action. Specific allowances decreased $72,000 from fiscal year-end as result of a decrease in impaired loans. The Company's allowance for loan losses as of June 30, 2002, is $ 2.4 million or 1.19% of total loans compared to $2.4 million or 1.27% of total loans at September 30, 2001.

The following tables illustrate the Bank's allowance for loan losses and its problem loans.

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	June 30, 2002	September 30, 2001
Non-accruing Loans
Construction	$ 340,725	$ 52,925
First Mortgage	2,792,615	2,670,843
Commercial and Other	397,980	161,288
Consumer	1,455,430	655,854
Total non-accruing loans	4,634,956	3,540,910

Past Due Loans
Real Estate	-	-
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-

Total non-accruing and past due loans	$ 4,634,956	$ 3,540,910

Percentage of total loans	2.30%	1.86%

Real estate acquired through foreclosure	$ 921,465	$ 928,739

Total non-accruing, past due loans, and non-performing assets	$ 5,565,421	$ 4,469,649

(1) Non-Accruing loans are loans for which unpaid interest is not recognized into income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Nine Months Ended June 30, 2002	Nine Months Ended June 30, 2001
Beginning balance	$2,414,477	$2,364,704
Loans charged-off:
Real estate construction	-	7,639
Real estate mortgage	229,062	354,925
Consumer and other	291,605	270,527
Total charge-offs	520,667	633,091

Recoveries:
Real estate construction	-	-
Real estate mortgage	315,923	43,445
Consumer and other	89,919	94,826
Total recoveries	405,842	138,271

Net charge-offs	114,825	494,820

Provision charged to operations	90,000	435,000

Balance at end of period	$2,389,652	$2,304,884

Ratio of net charge-offs to average loans outstanding	0.06%	0.26%

LIABILITIES

Deposits have increased $7,491,639, or 3.42%, for the nine-month period ended June 30, 2002. This increase is primarily the result of an approximate $1,360,000 increase in interest-bearing accounts, an approximate $19,000,000 increase in money market accounts offset by a $13,800,000 decrease in certificate of deposit accounts. First Georgia has continued to be successful in its efforts to obtain new deposit business. However, due to a declining economy and falling interest rates the Bank has lowered the interest rates paid on CD's and offered special rates for money market accounts. Accrued expenses and other liabilities decreased $68,189 or 13.67% for the nine months ended June 30, 2002. This decrease is attributable to an approximate $127,000 decrease in the accrued expense account offset by an approximate $117,000 increase in federal income tax payable. The decrease in accrued expenses is primarily attributable to the payment of annual bonuses to employees during the quarter ended December 31, 2001.

PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K
A.	Exhibits.
Exhibit 1 Certification Pursuant to 18 U.S.C. Section 1350
B.	Reports on Form 8-K
The Bank filed no reports on Form 8-K for the quarter ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: August 12, 2002

By: /s/ G. Fred Coolidge III

Secretary and Treasurer

Exhibit 1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 12th day of August, 2002.

/s/ Henry S. Bishop
Chief Executive Officer

/s/ G. Fred Coolidge, III
Chief Financial Officer