Form 10KSB
period 2002-09-30
FIRST GEORGIA HOLDING INC
filed 2002-12-27
CIK 826491

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(FEE REQUIRED)

For the fiscal year ended September 30, 2002

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

Check whether the issuer (1) has filed all reports required to be filed by section 12 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 60 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ X ]

State issuer's revenues for its most recent fiscal year $19,125,903

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of December 1, 2002:

5,233,056 Shares of Common Stock, $1.00 par value -- $19,623,960 based upon approximate market value of $3.75 per share at December 1, 2002.

State the number of shares outstanding of each of the issuer's classes of common stock, as of December 1, 2002: Common Stock, $1.00 par value - 7,751,712 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement (the "Proxy Statement") for the Annual Meeting of Shareholders scheduled to be held January 21, 2003 are incorporated by reference into Part I and Part III.

Portions of the Company's Annual Report (the "Annual Report") to Shareholders for the year ended September 30, 2002 are incorporated by reference into Part I, Part II and Part III.

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

Business of the Bank

The Bank is a state-chartered commercial bank headquartered in Brunswick, Georgia. It was chartered as a federal stock savings bank in 1983 and opened for business on January 31, 1984 with approximately $8.6 million of acquired deposits. On August 19, 2002 the bank converted from a federal savings bank to a state-chartered commercial bank. The Bank's business consists primarily of residential and consumer lending and retail banking. To a lesser extent the Bank engages in commercial real estate lending and construction lending.

The Bank's retail banking operation consists of attracting deposits and making commercial and consumer loans. It attracts deposits by offering a wide array of banking services, including checking accounts, overdraft protection, various savings programs, IRAs, and five automated teller machines. Similarly, the Bank offers a full range of commercial loans, including short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans, as well as a full range of consumer loans, including automobile, boat, home improvement and other similar loans.

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

Summary of Financial Results

First Georgia Holding, Inc. reported net income of $1,567,239 in 2002, a decrease of $440,547 over 2001. Net interest income after provision for loan losses decreased a total of $794,294 to $8,724,334 in 2002 compared to $9,518,628 in 2001. Other income increased by a total of $169,406 to a total of $3,074,293 in 2002 compared to $2,904,887 in 2001. Other expenses increased to $9,372,484, an increase of $87,976 over 2001.

Return on Average Assets and Equity

Return on average assets for the year ended September 30, 2002 was .67% as compared to .82% for the year ended September 30, 2001. Return on average equity for the year ended September 30, 2002 was 7.50% compared to 10.37% for the year ended September 30, 2001. These decreases were due primarily to a decrease in the net interest margin.

SELECTED STATISTICAL INFORMATION
	Years Ended September 30,
	2002	2001	2000
Return on Average Assets	0.62%	0.82%	0.61%
Return on Average Equity	7.70%	10.37%	7.79%
Average Equity to Average Assets	8.10%	7.91%	7.88%
Dividend Payout Ratio	24.73%	34.58%	41.66%

The following tables set forth certain statistical information and should be read in conjunction with the consolidated financial statements of the Company and Bank.
SELECTED STATISTICAL INFORMATION
AVERAGE BALANCE SHEETS

	September 30,
	2002	2001	2000

Cash and due from banks	$ 9,129,910	$ 9,980,225	$ 7,489,826
Federal funds sold	2,313,250	9,589,543	7,063,256
Interest-bearing deposits in other banks	238,298	181,098	128,385
Investment securities held to maturity	27,492,858	21,025,726	15,475,183
Loans receivable, net	201,304,937	192,918,574	193,018,305
Real estate owned	826,028	746,898	214,331
Federal Home Loan Bank stock	1,017,500	967,300	898,600
Premises and equipment, net	5,396,027	5,519,487	5,372,000
Intangible assets, net	442,258	537,886	633,514
Accrued interest receivable	1,203,015	1,436,636	1,399,704
Other assets	1,692,875	2,035,805	1,557,480
	$ 251,056,956	$ 244,939,177	$ 233,250,584

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits	$ 221,621,389	$ 217,023,856	$ 204,835,129
Federal Home Loan Bank advances	5,375,000	3,500,000	5,550,000
Other borrowed money	2,300,000	2,700,000	1,960,000
Accrued expenses and other liabilities	1,418,286	2,350,040	2,512,144
	230,714,675	225,573,896	214,857,273
Stockholders' equity	20,342,281	19,365,281	18,373,311
Total liabilities and stockholders' equity	$ 251,056,956	$ 244,939,177	$ 233,230,584

	Years Ended September 30,
	2002	2001	2000
Interest earned on:
Loans	$ 14,093,395	$ 18,141,655	$ 18,489,668
Investment securities	1,897,539	1,650,762	1,045,580
Other	60,678	459,503	396,951
Total interest income	16,051,612	20,251,920	19,932,199

Interest paid on:
Deposits	6,850,530	9,918,978	9,036,423
Federal Home Loan Bank advances and other borrowings
	356,744	379,314	498,612
Total Interest expense	7,207,274	10,298,292	9,535,035
NET INTEREST EARNED	$ 8,844,338	$ 9,953,628	$ 10,397,164

Average percentage earned on:
Loans	7.00%	9.40%	9.58%
Taxable investment securities	6.90%	7.30%	6.76%
Other	2.38%	4.70%	5.52%
Total interest earning assets	6.94%	9.05%	9.24%

Average percentage paid on:
Deposits	3.09%	4.57%	5.73%
Federal Home Loan Bank advances and other borrowings
	4.65%	6.12%	6.64%
Total interest bearing liabilities	3.14%	4.61%	4.49%

NET YIELD ON INTEREST EARNING ASSETS	3.80%	4.44%	4.75%

"Management's Discussion and Analysis of Financial Condition and Results of Operations - Yields Earned and Rates Paid" in the Company's Annual Report is incorporated by reference herein.

Lending Activities

General

The Bank's legal lending limits are 15% of its statutory capital base for unsecured loans and 25% of its statutory capital base for loans fully secured by good collateral. The Bank's statutory capital base is the lower of the sum of its common stock, paid-in capital, appropriated retained earnings, and capital debt, or the amount of the Bank's net assets. As of September 30, 2002, the Bank's legal lending limits were approximately $3.1 million for unsecured loans and approximately $5.2 million for secured loans. While the Bank generally employs more conservative lending limits, the Board of Directors has discretion to lend up to the legal lending limits as described above.

Loan Portfolio Analysis

The Bank's net loan portfolio totaled approximately $212,870,000 at September 30, 2002, representing approximately 82% of its total assets. On that date, approximately 63% of its total outstanding loans were secured by mortgages on residential property. The balance of the Bank's outstanding loans at that date consisted of commercial real estate loans, construction loans, consumer loans and commercial loans.

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

LOAN ANALYSIS

	2002		2001		2000		1999		1998
Loans by Type of Security:	(In Thousands)
Real Estate Loans:
Residential:
One-four family:
Conventional	$ 133,645	62.78%	$ 106,776	56.94%	$ 114,014	58.88%	$ 92,969	53.68%	$ 88,002	58.18%
FHA-VA	139	0.07%	-	0.00%	-	0.00%	494	0.29%	245	0.16%
Multi-family conventional	482	0.22%	175	0.09%	402	0.21%	3,003	1.73%	1,761	1.16%
Total residential	134,266	63.07%	106,951	57.03%	114,416	59.09%	96,466	55.70%	90,008	59.51%

Commercial property	34,841	16.37%	34,192	18.23%	34,736	17.94%	26,402	15.24%	24,492	16.19%
Land development and other	14,346	6.74%	16,663	8.89%	14,758	7.62%	19,546	11.29%	15,438	10.21%
Total real estate loans	183,453	86.18%	157,806	84.15%	163,910	84.65%	142,414	82.23%	129,938	85.91%

Consumer Loans	16,842	7.91%	17,454	9.31%	17,089	8.82%	14,801	8.55%	11,830	7.82%
Commercial Loans	14,941	7.02%	14,824	7.91%	15,285	7.89%	17,481	10.09%	10,593	7.00%
Unearned interest income	(7)	0.00%	(25)	-0.01%	(63)	-0.03%	(61)	-0.04%	(56)	-0.04%
Allowances for loan losses	(2,241)	-1.05%	(2,414)	-1.29%	(2,365)	-1.22%	(1,236)	-0.71%	(969)	-0.64%
Deferred loan (fees) cost	(118)	-0.06%	(119)	-0.06%	(212)	-0.11%	(203)	-0.12%	(83)	-0.05%
Total	$ 212,870	100.00%	$ 187,526	100.00%	$ 193,644	100.00%	$ 173,196	100.00%	$ 151,253	100.00%

LOAN ANALYSIS (Continued)

	September 30,
	2002		2001		2000		1999		1998
Loans by Type of Loan:	(In Thousands)
Real Estate Loans:
Loans on existing property:
Fixed rate	$ 34,261	16.09%	$ 41,520	22.14%	$ 32,182	16.62%	$ 33,049	19.08%	$ 25,996	17.19%
One year ARM and variable rate(1)	117,267	55.09%	81,217	43.31%	94,794	48.95%	82,017	47.36%	76,005	50.25%
Three year ARM	2,358	1.11%	866	0.46%	1,063	0.55%	664	0.38%	828	0.55%
Construction loans	29,567	13.89%	34,203	18.24%	35,871	18.52%	26,684	15.41%	27,109	17.92%
Total real estate loans	183,453	86.18%	157,806	84.15%	163,910	84.65%	142,414	82.23%	129,938	85.91%

Consumer loans	16,842	7.91%	17,454	9.31%	17,089	8.82%	14,801	8.55%	11,830	7.82%
Commercial and other loans	14,941	7.02%	14,824	7.91%	15,285	7.89%	17,481	10.09%	10,593	7.00%
Unearned interest income	(7)	0.00%	(25)	-0.01%	(63)	-0.03%	(61)	-0.04%	(56)	-0.04%
Allowance for loan losses	(2,241)	-1.05%	(2,414)	-1.29%	(2,365)	-1.22%	(1,236)	-0.71%	(969)	-0.64%
Deferred loan (fees) cost	(118)	-0.06%	(119)	-0.06%	(212)	-0.11%	(203)	-0.12%	(83)	-0.05%
Total	$ 212,870	100.00%	$ 187,526	100.00%	$ 193,644	100.00%	$ 173,196	100.00%	$ 151,253	100.00%

(1) An ARM is an adjustable rate mortgage

LOAN MATURITY SCHEDULE

The following table sets forth certain information at September 30, 2002 regarding the dollar amounts of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts, are reported as due in one year or less. This table does not consider the repricing of loans to be maturities. Interest rate sensitivity is incorporated herein by reference from the Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management in the Annual Report to Shareholders for 2002.
Maturities	Real Estate Mortgage	Real Estate Construction	Consumer	Commercial and Other	Total
	(In Thousands)
Within 1 year	$ 52,241	$ 24,922	$ 5,660	$ 8,048	$ 90,871
After 1 through 5 years	46,024	4,645	6,601	6,366	63,636
After 5 through 10 years	10,776	-	4,449	528	15,753
After 10 Years	44,845	-	131	-	44,976
Total	$ 153,886	$ 29,567	$ 16,841	$ 14,942	$ 215,236
Less:
Unearned interest income					(7)
Allowance for loan losses					(2,241)
Deferred Loan Fees					(118)
					$ 212,870

The following table sets forth the dollar amount of all loans due more than one year after September 30, 2002 which have predetermined interest rates and which have floating or adjustable interest rates.

	Real Estate Mortgage	Real Estate Construction	Consumer	Commercial and other	Total
Predetermined rates	$ 24,260	$ -	$10,507	$4,543	$39,310
Floating or adjustable rates	77,385	4,645	674	2,351	85,055
Total	$101,645	$4,645	$11,181	$6,894	$124,365

Lending Policies

Regulations limit the amount which state chartered institutions may lend in relation to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Those regulations permit a maximum loan-to-value ratio of 100% for real estate loans. The Bank's lending policies generally limit the maximum loan-to-value ratio on residential mortgage loans to 90% of the lesser of the appraised value or purchase price. Multi-family residential and commercial real estate loans and unimproved real estate loans generally do not exceed 75% of value. The loan-to-value ratio, maturity and other provisions of the loans made by the Bank generally reflect the policy of making less than the maximum loan permissible under applicable regulations in accordance with sound lending practices, market conditions and underwriting standards established by the Bank.

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

Single Family Residential Loans

One of the lending activities of the Bank has been the origination of single family residential loans through its mortgage lending operation. Through arrangements with other financial institutions, the Bank brokers substantially all of its fixed rate single- family residential loans. This allows the Bank to offer a broader base of financing alternatives than would be possible if the Bank were structuring all of its loans to sell to the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal National Mortgage Association (FNMA).

State chartered institutions are authorized to make home loans on which the interest rate, loan balance or maturity may be adjusted, provided that the adjustments are tied to specified indices. The rate adjustments are determined by reference to cost of funds and Treasury securities indices and are limited generally to 1.5-2.0% per adjustment period and 5-6% over the life of the loan.

Commercial Real Estate Loans

Current regulations permit state institutions to invest up to 400% of their capital in commercial real estate loans. At September 30, 2002, the Bank had 196% of its capital invested in commercial real estate loans. The commercial real estate loans originated by the Bank are primarily secured by multi-family apartment buildings, shopping centers, office buildings and other income-producing properties. The interest rates on commercial real estate loans presently offered by the Bank generally adjust every one to three years. The rate is generally determined by reference to money center banks' prime rates. The Bank's commercial real estate loans have various terms, with the payments based on a 15 to 25 year amortization schedule, and have balloon maturities of 5 to 7 years. The Bank generally requires that such loans have a minimum debt service coverage of 1.15 and a loan-to-value ratio of not more than 90%.

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

Construction Loans

The Bank originates construction loans on single family residences. Such construction loans generally have a term of 12 months. The interest rates charged by the Bank on construction loans are determined by reference to the prime rate charged by money center banks and vary depending upon the type of property, the loan amount and the credit worthiness of the borrower. The Bank generally requires personal guarantees of payment from the principals of the borrowing entities for the full amount of the loan, and it is the policy of the Bank to enforce guarantees in the event of non-payment of the loan.

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

The Bank's underwriting criteria are designed to evaluate and to minimize the risks of each commercial real estate construction loan. The Bank considers evidence of the financial stability and reputation of both the borrower and the contractor, the amount of the borrower's cash equity in the project, independent evaluation and review of the building costs, local market conditions, pre-construction sales and leasing information based upon evaluation of similar projects, the use of independent engineers to examine plans and monitor construction and the borrower's cash flow projections upon completion. The Bank may require a performance bond in the amount of the construction contract based on management's evaluation of the project and the financial strength of the contractor and also requires personal guaranties of payment by the principals of any borrowing entity. At September 30, 2002, approximately $29,567,000 of the Bank's loan portfolio consisted of construction loans.

Consumer Loans

The Bank currently offers a wide variety of consumer loans including secured and unsecured personal loans (such as home improvement loans and loans secured by savings accounts), automobile, boat and other loans. Total consumer loans amounted to approximately $16,842,000 at September 30, 2002.

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

Commercial Loans

Current regulations authorize state chartered institutions to make secured and unsecured loans for commercial, corporate, business and agricultural purposes, including issuing letters of credit.

The Bank makes commercial loans primarily on a secured basis. Substantially all of such loans to date have interest rates which adjust with changes in the prime rate charged by money center banks. The Bank's commercial loans primarily consist of short-term loans for working capital purposes, seasonal loans, lines of credit, accounts receivable loans and inventory loans. The Bank customarily requires personal guaranties of payment by the principals of any borrowing entity and reviews the financial statements and income tax returns of the guarantors generally on an annual basis. At September 30, 2002, the Bank had approximately $14,941,000 outstanding in commercial loans. Risks associated with these loans can be significant. Risks include, but are not limited to, fraud, bankruptcy, deteriorated or non-existing collateral, general economic downturn, and changes in interest rates.

Loan Solicitation and Processing

The Bank actively solicits mortgage loan applications from existing customers, walk-ins, referrals, builders and real estate brokers. Commercial real estate loan applications are also obtained through direct solicitation.

Detailed loan applications are obtained to determine the borrower's ability to repay, and the more significant items on these applications are verified through the use of credit reports, financial statements and confirmations. After analysis of the loan applications and property or collateral involved, including an appraisal of the property by independent appraisers approved by the Bank's management, the lending decision is made in accordance with the underwriting guidelines of the Bank. With respect to commercial loans, the Bank also reviews the capital adequacy of the business, the ability of the borrower to repay the loan and honor its other obligations, and general economic and industry conditions. All applications for loans greater than $500,000 require the approval of the Bank's president and a mojority of the Bank's Loan Committee.

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

Loan Originations, Sales and Purchases

It is a policy of the Bank not to originate for its own portfolio any fixed rate residential mortgage loans that exceed 15 years. The Bank instead originates long term fixed rate mortgages to be brokered out to various mortgage lenders. The Bank may sell its commercial real estate and construction loans, generally retaining a percentage of the loans in its own portfolio. Loan sales provide additional funds for lending, generate income for the Bank and generally reduce exposure to interest rate risk. The Bank generally continues to collect payments on the loans and otherwise to service the loans sold. The Bank retains a portion of the interest paid by the borrower on these loans as consideration for its servicing loans sold to others. At September 30, 2002, the Bank was servicing loans for others of approximately $2,700,000.

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

As a measure of the soundness of a financial institution's loans, federal regulatory authorities have developed the concept of asset classification and have established four categories of problem assets: "Watch," "Substandard," "Doubtful" and "Loss". Assets designated "Watch" do not require that a bank take any specific action. For assets classified Substandard or Doubtful, a bank's examiner is authorized to direct the establishment of a general allowance for loan losses based on the assets classified and the overall quality of the bank's asset portfolio. This valuation allowance must be established in accordance with generally accepted accounting principles. For assets or portions of assets classified as loss, a bank is required either to establish specific allowances of 100% of the amount so classified, or to charge off such amount. These specific allowances or charge offs must also be established in accordance with generally accepted accounting principles.

The Bank is responsible for determining the valuation and classification of its assets, subject to review by regulatory authorities. Portions of an asset may be classified in more than one category.

An asset will be designated Watch if it does not justify a classification of Substandard but does constitute undue and unwarranted credit risk to the Bank. An asset will be classified Substandard if it is determined to involve a distinct possibility that the Bank may sustain some loss if deficiencies associated with the loan, such as inadequate documentation, are not corrected. An asset will be classified as Doubtful if full collection is highly questionable or improbable. An asset will be classified as Loss if it is considered uncollectible, even if a partial recovery may be expected in the future.

The Bank closely monitors its classified loans and actively attempts to dispose of real estate acquired in settlement of loans. Real estate acquired through foreclosure is appraised when acquired and is recorded at the lower of cost or fair market value.

At September 30, 2002, the following amounts of loans were classified as follows:
Special Mention	$8,777,032
Substandard	8,910,205
Doubtful	-
Loss	-
$17,687,237

Non-accrual, Past Due and Restructured Loans

The Bank has approximately $5,477,000 of loans in non-accrual status at September 30, 2002. The Bank had approximately $3,541,000 of loans in non-accrual status at September 30, 2001. The Bank has had no restructured loans. ("Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses" in the Company's Annual Report is incorporated by reference herein.) Had all non-accrual loans at September 30, 2002 actually accrued interest for the full fiscal year, approximately $215,000 of additional interest income would have been added to fiscal earnings.

Accrual of interest is discontinued when either principal or interest become 90 days past due unless, in management's opinion, the loan is well secured and in the process of collection.

Provision for Loan Losses

The provision for loan losses for the fiscal year ended September 30, 2002 totaled $120,000, decreasing $315,000 over the fiscal year 2001. The provision has continued to decrease to levels experienced prior to fiscal year 2000 as a result of the resolution of loans originated by a particular loan officer. The Bank experienced substantial charge-offs in 2000 primarily as a result of under collateralized loans made by a particular loan officer. During a six-month period, the loan officer made loans totaling approximately $3.3 million that were under collateralized. The loan officer provided falsified collateral information to the loan committee and granted a large number of small dollar loans that were under the scope of a loan review. Once it was determined that the loan officer was making under collateralized loans, he was immediately terminated and a suspicious activities report was filed with the Office of Thrift Supervision. Of the total loans charged-off in 2000, 84.70% or $1.4 million was related to the particular loan officer. Management felt it necessary to increase the allowance for loan losses in fiscal year 2000 as a result of the increased charge-offs and to allocate a portion of the reserve to loans remaining in the portfolio that were originated by the particular loan officer and thought to have a high risk of loss based upon the characteristics of the loan. Of the total provision at September 30, 2000 approximately 72.94% or $1.9 million related to loans remaining in the portfolio related to the particular loan officer.

The Bank has made significant progress in resolving loan problems related to fiscal year 2000. Of the total allowance at September 30, 2002, approximately 16.83% or $378,000 relates to loans originated by the particular loan officer. The Bank has recovered approximately $116,000 of the $1.4 million charged-off in fiscal year 2000. Charge-offs for fiscal year ended September 30, 2002 totaled $768,476, of those $393,350, or 59.18% were related to the particular loan officer.

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

Net interest income after the provision for loan losses at September 30, 2002 decreased $794,294, or 8.34% from the same period last year. The decrease is directly related to the decrease in loan interest income resulting from a decrease in interest rates.

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

The allocation of the allowance for probable loan losses to the various loan categories and the ratio of each loan category to total loans outstanding at September 30, are presented in the following table.

	September 30,
	2002		2001		2000		1999		1998
(In Thousands)	Amount		Amount		Amount		Amount		Amount
Balance at the end of the year applicable to:
Commercial, financial, and agricultural	$ 148	6.92%	$ 185	7.80%	$ 171	8.71%	$ 196	10.01%	$ 143	6.95%
Real estate-construction	294	13.75%	427	17.99%	390	18.26%	203	19.26%	34	17.79%
Real estate-mortgage	1,529	71.52%	1,543	65.03%	1,600	65.24%	714	62.26%	287	67.49%
Consumer	167	7.81%	218	9.18%	134	7.79%	61	8.47%	38	7.77%
Unallocated	103	N/A	41	N/A	70	N/A	62	N/A	467	N/A
	$ 2,241	100.00%	$ 2,414	100.00%	$ 2,365	100.00%	$ 1,236	100.00%	$ 969	100.00%

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

At September 30, 2002, the Company had no concentration of loans exceeding 10% of total loans to borrowers engaged in any single industry.

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

Investment decisions are made by senior officers of the Bank. The actions of the officers are within policies established by the Board of Directors. At September 30, 2002 the investment portfolio totaled approximately $25,852,000.

The following table sets forth the amortized cost, approximate fair value, and weighted average yield of the investment portfolio. The weighted average yield with respect to maturities is also presented.
INVESTMENT SECURITIES ANALYSIS

	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 2002:
Investment securities:
Mortgage-backed securities and SBA's	$ 19,989,246	6.43%	$ 20,672,751
State and municipal bonds	5,862,273	7.78%	5,857,269
	$ 25,851,519	6.90%	$ 26,530,020

	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 2001:
Investment securities:
Mortgage-backed securities and SBA's	$ 21,470,502	6.63%	$ 21,933,542
State and municipal bonds	4,480,175	5.40%	4,525,520
	$ 25,950,677	6.58%	$ 26,459,062

	Amortized Cost	Weighted Average Yield	Fair Value
September 30, 2000:
Investment securities:
Mortgage-backed securities and SBA's	$ 16,692,276	6.46%	$ 16,291,054
State and municipal bonds	1,185,845	6.82%	1,184,626
	$ 17,878,121	6.42%	$ 17,475,680

A summary of investment and mortgage-backed securities by maturities as of September 30, 2002 follows:
	Amortized Cost	Weighted Average Yield	Fair Value

Investment Securities:
Within 1 year	$ 101,129	6.16%	$ 103,472
After 1 year through 5 years	1,599,354	6.13%	1,651,466
After 5 years through 10 years	5,148,443	5.30%	5,202,460
After 10 years	19,002,593	7.68%	19,572,622
	$ 25,851,519	6.90%	$ 26,530,020

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
	Year Ended September 30, 2002 vs. Year
	Ended September 30, 2001
(In Thousands)	Total	Rate	Volume

Interest income:
Loans	$ (4,048)	$ (4,877)	$ 829
Investment securities	246	37	209
Interest-bearing deposits in other banks	399	160	239
Total interest-earning assets	(3,403)	(4,680)	1,277

Interest expense:
Deposits	(3,068)	(2,880)	(188)
Federal Home Loan Bank advances and
other borrowings	(22)	(2,002)	1,980
Total interest-bearing liabilities	(3,090)	(4,882)	1,792
Net interest income	$ (313)	$ 202	$ (515)

	Year Ended September 30, 2001 vs. Year
	Ended September 30, 2000
(In Thousands)	Total	Rate	Volume

Interest income:
Loans	$ (348)	$ (12)	$ (336)
Investment securities	605	216	389
Interest-bearing deposits in other banks	63	(45)	108
Total interest-earning assets	320	159	161

Interest expense:
Deposits	883	333	550
Federal Home Loan Bank advances and
other borrowings	(119)	(230)	111
Total interest-bearing liabilities	764	102	662
Net interest income	$ (444)	$ 57	$ (501)

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

Deposits

Deposits in the Bank at September 30, 2002 were represented by the various types of programs described as follows:
DEPOSITS AT SEPTEMBER 30, 2002

Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 13,178	5.83%
Commercial Checking		-	-	17,704	7.83%
NOW Accounts		750	0.50%	27,882	12.34%
Super NOW and MMDA		1,000	2.05%	26,549	11.75%
Statement Savings		100	1.25%	12,305	5.45%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	3.98%	17,034	7.54%
Other time deposits:
3 months	3-5 months	1,000	2.02%	1,054	0.47%
6 months	6-11 months	1,000	2.48%	10,262	4.54%
1 year	12-17 months	500	3.08%	64,596	28.59%
11/2 years	18-23 months	500	6.18%	1,211	0.54%
2 years	24--29 months	500	3.07%	9,309	4.12%
21/2 years	30-35 months	500	5.01%	945	0.42%
3 years	36-41 months	500	5.97%	4,597	2.03%
31/2 years	42-47 months	500	6.01%	4	0.00%
4 years	48-59 months	500	5.57%	1,346	0.60%
5 years	60 months	500	6.48%	13,823	6.12%
18 month IRA	18 months	500	3.58%	4,077	1.80%
Other	30 days	500	1.75%	101	0.03%
			2.86%	$ 225,977	100.00%

Deposits at September 30, 2001 and 2000 are represented on the following pages.

DEPOSITS AT SEPTEMBER 30, 2001

Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 14,699	6.71%
Commercial Checking		-	-	13,752	6.28%
NOW Accounts		750	1.00%	24,091	11.00%
Super NOW and MMDA		1,000	2.00%	10,657	4.87%
Statement Savings		100	1.50%	12,352	5.64%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	6.34%	16,497	7.53%
Other time deposits:
3 months	3-5 months	1,000	2.60%	787	0.36%
6 months	6-11 months	1,000	4.05%	8,453	3.86%
1 year	12-17 months	500	5.58%	78,941	36.05%
11/2 years	18-23 months	500	6.18%	1,285	0.59%
2 years	24--29 months	500	6.43%	12,964	5.92%
21/2 years	30-35 months	500	5.88%	1,079	0.49%
3 years	36-41 months	500	5.97%	4,133	1.89%
31/2 years	42-47 months	500	6.93%	54	0.02%
4 years	48-59 months	500	5.90%	1,520	0.69%
5 years	60 months	500	6.49%	13,298	6.07%
18 month IRA	18 months	500	5.45%	4,379	2.00%
Other	30 days	500	1.75%	42	0.02%
			4.06%	$ 218,983	100.00%

DEPOSITS AT SEPTEMBER 30, 2000

Type of Account	Term	Minimum Amount	Weighted Average Rate	Balance (Dollars in Thousands)	Percentage of Total Deposits

Easy Checking		$ -	-	$ 10,338	4.40%
Commercial Checking		-	-	13,640	6.37%
NOW Accounts		750	1.00%	20,326	9.50%
Super NOW and MMDA		1,000	2.35%	17,177	8.02%
Statement Savings		100	2.30%	9,925	4.64%

Certificate of deposit accounts:
Jumbo certificates:	30 days to 5 years	100,000	6.36%	14,659	6.85%
Other time deposits:
3 months	3-5 months	1,000	4.01%	821	0.38%
6 months	6-11 months	1,000	4.98%	3,643	1.70%
1 year	12-17 months	500	6.28%	84,635	39.54%
11/2 years	18-23 months	500	6.16%	1,663	0.78%
2 years	24--29 months	500	6.03%	10,672	4.99%
21/2 years	30-35 months	500	6.18%	2,556	1.19%
3 years	36-41 months	500	6.93%	4,556	2.13%
31/2 years	42-47 months	500	6.24%	50	0.02%
4 years	48-59 months	500	6.09%	1,789	0.84%
5 years	60 months	500	6.44%	13,066	6.10%
18 month IRA	18 months	500	5.78%	5,126	2.39%
Other	30 days	500	2.75%	331	0.15%
			4.58%	$ 214,973	100.00%

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

The following table sets forth the composition of deposits, excluding accrued interest payable, by type and interest rate at the dates indicated.
	September 30,
	2002	2001	2000
Access accounts:	(In Thousands)
Commercial checking - 0.00%	$ 30,882	$ 28,450	$ 23,978
NOW accounts - 1.25%	27,882	24,091	20,326
Money Market deposit account - varable rate	26,549	10,658	17,177
Statement savings - 2.30%	12,305	12,352	9,925

Certificates of deposits:
1.25% - 2.74%	26,017	-	-
2.75% - 5.00%	75,980	36,843	5,608
5.01% - 7.00%	24,027	99,296	130,210
7.01% - 9.00%	2,335	7,293	7,749
Subtotal	225,977	218,983	214,973
Accrued interest	375	641	719
Total	$ 226,352	$ 219,624	$ 215,692

	TIME DEPOSIT MATURITIES

	Balances at September 30,
Interest Rates	2002	2003	2004	2005	Thereafter	Total
	(In Thousands)
1.25% - 2.74%	$ 24,835	1,182	-	-	-	26,017
2.75% - 5.00%	66,583	4,762	3,523	519	593	75,980
5.01% - 7.00%	13,203	8,909	1,179	736	-	24,027
7.01% - 9.00%	714	338	1,283	-	-	2,335
	$ 105,335	15,191	5,985	1,255	593	128,359

JUMBO CD MATURITIES
Maturity	September 30, 2002
(In Thousands)
Three months or less	$ -
Three to six months	2,214
Six to twelve months	9,311
Over twelve months	5,509
Total	$ 17,034

AVERAGE DEPOSITS BY TYPE

	September 30,
	2002		2001		2000
	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate	Average Balance	Weighted Average Rate

	(In Thousands)
Non-interest bearing deposits	$ 27,521	-	$ 27,195	-	$ 23,073	-
NOW's	26,553	0.50%	24,180	1.00%	19,770	1.00%
MMDA's	19,715	2.05%	12,755	2.35%	15,531	2.35%
Savings	12,557	1.25%	12,128	2.30%	9,368	2.30%
Time Deposits	133,595	3.76%	140,766	5.86%	137,093	6.00%
Total average deposits	$ 219,941	2.86%	$ 217,024	4.57%	$ 204,835	5.73%

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
	2002		2001
Due During Year Ending		Weighted		Weighted
September 30,	Amount	Average Rate	Amount	Average Rate
2002	$ -	- %	$ 500,000	7.90%
2003	7,500,000	2.17	-	-
2005	1,000,000	5.90	-	-
2006	500,000	5.18	1,000,000	5.90
2008	2,000,000	5.51	2,000,000	5.51
	$ 11,000,000	5.96%	$ 3,000,000	5.96%

The FHLB System functions as a central reserve bank providing credit for financial institutions. As a member of the FHLB of Atlanta, the Bank is required to own capital stock in the FHLB of Atlanta and is authorized to apply for advances on the security of its home mortgage loans and other assets (primarily, securities which are obligations of, or are guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

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
FEDERAL HOME LOAN BANK ADVANCES

	At September 30,
	2002	2001	2000
Balance outstanding	$ 11,000,000	$ 3,500,000	$ 2,500,000
Weighted average rate	5.96%	5.96%	5.99%
Maximum amount of short-term borrowings at any month end	$ 11,000,000	$ 3,500,000	$ 8,100,000
Approximate average short-term borrowings outstanding	$ 7,500,000	$ 3,500,000	$ 3,896,995
Approximate weighted average paid on short-term borrowings(1)	2.17%	5.50%	5.50%
  The average method used is the average end of month totals.

First Georgia Holding, Inc. obtained a line of credit for up to $3,000,000 from the Bankers Bank in March 2000. The interest is payable quarterly at Prime minus 50 basis points (4.0% at September 30, 2002). All of the issued and outstanding shares of capital stock of First Georgia Bank are pledged as collateral for this line of credit. As of September 30, 2002, the Company had borrowed $2,000,000 against this line of credit which matures on March 31, 2012. The Bank did not draw any additional funds on this line of credit during the period ended September 30, 2002. The maximum amount of borrowings at any month end was $2,000,000. The following table sets forth information regarding the Bankers Bank advance at the end of and during the periods indicated.
Bankers Bank Line Of Credit
	2002	2001	2000
Balance Outstanding	$ 2,000,000	$ 2,000,000	$ 2,000,000
Weighted average rate	4.25%	6.45%	7.50%
Maximum amount of borrowings at any month end	$ 2,000,000	$ 2,000,000	$ 2,000,000
Approximate average borrowings outstanding	$ 2,000,000	$ 2,000,000	$ 1,506,849
Approximate weighted average paid on borrowings	4.40%	6.38%	7.40%

(1) The average method used is the average end of month totals.

Employees

At September 30, 2002, the Bank employed 136 full-time equivalent employees. Management considers relations with its employees to be excellent. The Bank currently maintains a comprehensive employee benefits program including, among other benefits, hospitalization and major medical insurance, life insurance, dental insurance, long term disability, a 401(k) plan and educational assistance. Management considers these benefits to be generally competitive with those offered by competing financial institutions in its market area. The Bank's employees are not represented by any collective bargaining group.

Competition

The Bank's primary market area is southeastern Georgia. The Bank competes for loans primarily through referrals and quality of the services it provides to borrowers and home builders. It competes for savings by offering depositors a wide variety of savings accounts, checking accounts, NOW accounts, convenient office locations, tax-deferred retirement programs and other services.

Federal deregulation of financial institutions has contributed to the dramatic increase in competition for savings dollars between financial institutions and other types of investment vehicles, such as money market mutual funds, U.S. Treasury securities and municipal bonds, as well as an increase in competition with commercial banks for loans, checking accounts and other types of financial services. In addition, large conglomerates and investment banking firms have entered the market for financial services. Accordingly, the Bank, like other institutions, faces increased competition in the future in attracting and retaining customers for the services it offers.

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

Supervision and Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

  acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;
  acquiring all or substantially all of the assets of any bank; or
  merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

 Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. Because the Bank has been incorporated for more than five years, this limitation does not apply to the Company or the Bank.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

  the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or
  no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

  banking or managing or controlling banks; and
  an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:
  factoring accounts receivable;
  making, acquiring, brokering or servicing loans and usual related activities;
  leasing personal or real property;
  operating a non-bank depository institution, such as a savings association;
  trust company functions;
  financial and investment advisory activities;
  conducting discount securities brokerage activities;
  underwriting and dealing in government obligations and money market instruments;
  providing specified management consulting and counseling activities;
  performing selected data processing services and support services;
  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
  performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  lending, trust and other banking activities;
  insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
  providing financial, investment, or advisory services;
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
  underwriting, dealing in or making a market in securities;
  other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
  foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
  merchant banking through securities or insurance affiliates; and
  insurance company portfolio investments.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories-well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized-in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Since our aggregate assets are not more than $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

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
  Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and
  The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

  The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and
  The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying non-cumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At September 30, 2002 our consolidated ratio of total capital to risk-weighted assets was 11.48% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 10.35%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At September 30, 2002, our consolidated leverage ratio was 7.88%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action" above.

The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

    loans or extensions of credit to affiliates;
    investment in affiliates;
    the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;
    loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and
    any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Anti-Terrorism Legislation

In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;
  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;
  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and
  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions were given 180 days from enactment to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

  the development of internal policies, procedures, and controls;
  the designation of a compliance officer;
  an ongoing employee training program; and
  an independent audit function to test the programs.

In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

Office	Lease Expiration Date	Net Book Value
Executive Office
1703 Gloucester Street Brunswick, GA 31520	owned	$947,450
Full Service Offices
Altama Avenue Office 4510 Altama Avenue Brunswick, GA 31520	7/28/08	$150,259
Demere Village 2461 Demere Road St. Simons Island, GA 31522	owned	$244,397
North Brunswick Office 2001 Commercial Drive South Brunswick, GA 31525	owned	$422,322
Colonial Mall Office 109 Scranton Connector Brunswick, GA	owned	$814,617
Waycross 1010 Plant Avenue Waycross, GA31501	owned	$165,148

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Information concerning common stock, shareholders and dividends appears in the Annual Report under the heading "Shareholder Information" and is incorporated by reference herein. On March 11, 2002, Fred Coolidge, III exercised his previously granted option to purchase 37,979 shares of Company common stock at a price of $.66 per share, for an aggregate purchase price of $25,066.14. The shares issued to Mr. Coolidge were unregistered.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis of the Company's financial condition and its results of operations appears in the Annual Report under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated by reference herein.

Item 7. FINANCIAL STATEMENTS

The consolidated financial statements of the Company and the Bank as of September 30, 2002 and 2001 and for each of the years in the three year periods ended September 30, 2002, 2001, and 2000, and the report issued thereon by the Company's independent certified public accountant, appear in the Annual Report and are incorporated herein by reference.

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

(b) Reports on Form 8-K:

Form 8-K dated October 31, 2002 reporting First Georgia Holding, Inc.'s Board of Director's approval of a change in fiscal year end from September 30 to December 31.

Item 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 FIRST GEORGIA HOLDING, INC.

(Registrant)

BY: /s/ Henry S. Bishop

        President, Chief Executive Officer

Date:  December 16, 2002

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
Signatures	Title	Date
/s/ Henry S. Bishop	President and Director (principal executive officer)	December 16, 2002
/s/ B.W. Bowie	Director	December 16, 2002
/s/ Terry Driggers	Director	December 16, 2002
/s/ Roy K. Hodnett	Director	December 16, 2002
/s/ E. Raymond Mock	Director	December 16, 2002
/s/ James D. Moore	Director	December 16, 2002
/s/ D. Lamont Shell	Director	December 16, 2002
/s/ William J. Stembler	Director	December 16, 2002
/s/ G.F. Coolidge, III	Chief Operating Officer (principal financial and accounting officer)	December 16, 2002

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 I, G. F. Coolidge III, Chief Financial Officer, certify that:

  I have reviewed this annual report on Form 10-KSB of First Georgia Holding, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ G. F. Coolidge III

Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

 I, Henry S. Bishop, Chief Executive Officer, certify that:

  I have reviewed this annual report on Form 10-KSB of First Georgia Holding, Inc.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this annual report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Henry S. Bishop

Chief Executive Officer

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

N/A
*10.4	Qualified Retirement Plan, Basic Plan Document, First Georgia Savings Bank, F.S.B., incorporated herein by reference to Exhibit 10.4 of the 1992 10-K	N/A
*10.5	Amendment to the First Georgia Holding, Inc. 1995 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.5 of the Form 10-KSB for the year ended September 30, 1999	N/A
*10.6	First Georgia Holding, Inc. 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.6 of the Form 10-KSB for the year ended September 30, 2000	N/A
13	First Georgia Holding, Inc. 2002 Annual Report	N/A
21	Subsidiaries of First Georgia Holding, Inc. incorporated by reference to Exhibit 21.6 of the Form 10-KSB for the year ended September 30, 1993 (the "1993 10-KSB)	N/A
23	Consent of Deloitte & Touche LLP	37
24	A power of attorney is set forth on the signature pages to this Form 10-KSB	31
99	Certification of Chief Executive Officer and Chief Financial Officer	38

EXHIBIT 13

 ANNUAL REPORT

First Georgia

Its Mission and Markets

First Georgia Holding, Inc. owns 100% of the stock of First Georgia Bank. The Bank is a state chartered commercial bank and began operation in 1984. First Georgia develops and provides a full range of financial services encompassing retail banking, real estate, commercial and consumer lending and a host of related financial products. The Bank currently operates six full service offices in two Georgia counties.

First Georgia's PRIMARY MISSION is to maximize stockholder value in a prudent manner. We will concentrate on the following principles:

We will maintain high levels of asset quality through conservative lending policies, a vigorous comprehensive credit administration system and a diversified portfolio of earning assets. Interest rate risk will be thoroughly evaluated and controlled.

Our long-term goals for return on equity and assets will be set at upper levels of peer bank comparisons. We will strive to maintain a strong capital base supported by adequate loan loss reserves.

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
TABLE OF CONTENTS
PRESIDENT'S MESSAGE	1
INDEPENDENT AUDITORS' REPORT	3
CONSOLIDATED FINANCIAL STATEMENTS	4
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9
SELECTED FINANCIAL AND OTHER DATA	29
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30
DIRECTORS AND OFFICERS	43

Dear Stockholders:

The year 2002 brought many positive changes to your Company. It was a year in which we changed a number of the ways in which we do business. First, we converted from a Federal Thrift Charter to a State Banking Charter, which occurred on August 19, 2002. We believe that the change to a state bank charter will allow us to better position ourselves for future growth and opportunities within our market place. Also, we have opted to change our fiscal year-end from September 30 to December 31. This will put our Company on a more comparable basis with other banking companies, most of which carry a December 31 year-end.

Net Income for the year was down slightly because of a declining Net Interest Margin. Net Income decreased $440,547, or 21.94%. However, Total Assets grew by $15,404,709, or 6.28%. Much of this growth came from an increase in Total Deposits, which amounted to $6,995,065, or 3.19%. Our asset quality remains good and is a high priority with Management. We know that this is the basis for so much of our future earnings.

We look forward to the coming year with eager anticipation, and believe we are positioned to continue to increase our earnings, assets and deposits.

As always, we extend our sincere gratitude and appreciation for your support.

Sincerely,

/s/ Henry S. Bishop

Chairman, President and CEO

FIRST GEORGIA HOLDING, INC.

C O N S O L I D A T E D

F I N A N C I A L

S T A T E M E N T S

September 30, 2002 and 2001 (With Independent Auditors' Report Thereon)

The Board of Directors and Stockholders

First Georgia Holding, Inc.

Brunswick, Georgia

We have audited the accompanying consolidated balance sheets of First Georgia Holding, Inc. and subsidiary (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

November 22, 2002

CONSOLIDATED BALANCE SHEETS
First Georgia Holding, Inc. and subsidiary

	September 30,
Assets	2002	2001
Cash and cash equivalents:
Cash and due from banks	$ 7,704,464	$ 8,972,134
Federal funds sold	3,975,000	10,759,000
Interest bearing deposits in other banks	166,850	220,179
Total cash and cash equivalents	11,846,314	19,951,313
Investment securities held to maturity, fair value $26,530,020 and $26,459,062 at September 30, 2002 and 2001, respectively (note 2)	25,851,519	25,950,677
Loans receivable, net of allowance for loan loss of $2,240,312 and $2,414,477 at September 30, 2002 and 2001, respectively (note 3)	212,869,728	187,526,158
Real estate owned	578,913	928,739
Federal Home Loan Bank stock, at cost	1,025,900	992,300
Premises and equipment, net (note 4)	5,329,773	5,616,054
Accrued interest receivable (note 5)	1,172,251	1,328,007
Intangible assets, net	406,397	502,025
Deferred income taxes, net (note 9)	585,421	686,327
Other assets	1,206,529	1,986,436

Total Assets	$ 260,872,745	$ 245,468,036

Liabilities and Stockholders' Equity

Liabilities:
Deposits (note 6)	$ 225,977,853	$ 218,982,788
Federal Home Loan Bank advances (note 7)	11,000,000	3,500,000
Other borrowed funds (note 7)	2,000,000	2,000,000
Accrued interest payable	375,206	644,192
Obligations under capital lease (note 10)	150,260	172,959
Accrued expenses and other liabilities	450,999	498,937
Total liabilities	239,954,318	225,798,876

Commitments and contingencies (notes 10 and 15)

Stockholders' Equity (note 8):

Common stock, $1 par value; 10,000,000 shares authorized; 7,751,712 and 7,713,733 shares issued and outstanding at September 30, 2002 and 2001, respectively	7,751,712	7,713,733
Additional paid-in capital	427,931	396,297
Retained earnings	12,738,784	11,559,130
Total stockholders' equity	20,918,427	19,669,160

Total Liabilities and Stockholders' Equity	$ 260,872,745	$ 245,468,036

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
First Georgia Holding, Inc. and subsidiary

	Years Ended September 30,
	2002	2001	2000
Interest Income:
Loans	$ 14,093,394	$ 18,141,655	$ 18,489,668
Mortgage-backed securities	1,592,047	1,448,729	947,405
Investment securities	305,492	202,033	98,175
Other	60,677	459,503	396,951
Total interest income	16,051,610	20,251,920	19,932,199

Interest Expense:
Deposits (note 6)	6,850,532	9,918,978	9,036,423
Advances and other borrowings	356,744	379,314	498,612
Total interest expense	7,207,276	10,298,292	9,535,035

Net interest income	8,844,334	9,953,628	10,397,164
Provision for Loan Losses (note 3)	120,000	435,000	2,640,000
Net interest income after provision
for loan losses	8,724,334	9,518,628	7,757,164

Other Income:
Loan fees	565,194	568,471	562,736
Deposit service charges	2,047,364	2,035,355	1,937,686
Other operating income	461,735	301,061	206,274
Total other income	3,074,293	2,904,887	2,706,696

Other Expenses:
Salaries and employee benefits	4,841,082	4,577,347	3,959,488
Net occupancy expense	1,677,087	1,860,489	1,691,623
Data processing expenses	181,032	104,196	89,613
Postage	176,405	151,613	239,813
Office supplies	234,673	247,879	260,355
Amortization of intangibles	95,628	95,628	95,628
Federal insurance premiums	54,097	79,715	54,019
Other operating expenses	2,112,480	2,167,642	1,732,515
Total other expenses	9,372,484	9,284,509	8,123,054

Income before income taxes	2,426,143	3,139,006	2,340,806
Income Tax Expense (note 9)	858,904	1,131,220	909,151

Net Income	$ 1,567,239	$ 2,007,786	$ 1,431,655

Net Income Per Share (Note 13):
Basic	$ 0.20	$ 0.26	$ 0.20
Diluted	$ 0.20	$ 0.26	$ 0.19

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
First Georgia Holding, Inc. and subsidiary
	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Total Stockholders' Equity

Balance, September 30, 1999	$ 7,198,371	$ 715,740		$ 9,410,400	$ 17,324,511

Purchase of treasury stock	-	-	$ (713,813)	-	(713,813)
Reissuance of treasury stock
and simultaneous exercise of
stock options	363,487	(363,487)	713,813	-	713,813
Exercise of stock options	151,875	44,044	-	-	195,919
Net income	-	-	-	1,431,655	1,431,655
Cash dividends, $0.08 per share	-	-	-	(596,479)	(596,479)

Balance, September 30, 2000	7,713,733	396,297	-	10,245,576	18,355,606

Net income	-	-	-	2,007,786	2,007,786
Cash dividends, $0.08 per share	-	-	-	(694,232)	(694,232)

Balance, September 30, 2001	7,713,733	396,297	-	11,559,130	19,669,160

Exercise of stock options	37,979	(12,914)	-	-	25,065
Income tax benefit resulting from
exercise of stock options	-	44,548	-	-	44,548
Net income	-	-	-	1,567,239	1,567,239
Cash dividends, $0.05 per share	-	-	-	(387,585)	(387,585)

Balance, September 30, 2002	$ 7,751,712	$ 427,931	$ -	$ 12,738,784	$ 20,918,427

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
First Georgia Holding, Inc. and subsidiary

	Years Ended September 30,
	2002	2001	2000
Operating Activities
Net income	$ 1,567,239	$ 2,007,786	$ 1,431,655
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	120,000	435,000	2,640,000
Depreciation and amortization	708,959	756,221	763,765
(Accretion) amortization of (discounts) premiums
on investments, net	(434,928)	(456,693)	(17,700)
Amortization of intangibles	95,628	95,628	95,628
Amortization of net deferred loan fees	(148,345)	(191,133)	(249,286)
Gain on sale of real estate owned	(52,394)	(82,124)	(16,315)
Loss on sale of repossessed assets	200	3,700	-
(Gain) loss on sale of premises and equipment	(10,453)	532	7,205
Gain on sale of securities	-	(2,900)	-
Deferred income tax expense (benefit)	100,906	109,714	(384,031)
Decrease (increase) in accrued interest receivable	155,756	179,685	(302,093)
Decrease (increase) in other assets	954,824	(597,972)	(251,582)
(Decrease) increase in accrued interest receivable	(268,986)	(75,010)	201,463
(Decrease) increase in accrued expenses
and other liabilities	(47,938)	55,367	(230,622)

Net cash provided by operating activities	2,740,468	2,237,801	3,688,087

Investing Activities
Principal payments received on mortgage-backed
Securities	2,380,164	2,075,528	1,754,133
Maturities of investment securities	5,079,234	3,689,618	325,000
Purchase of investment securities	(6,925,312)	(13,378,109)	(5,497,496)
Loan originations, net of principal repayments	(26,309,079)	3,388,640	(22,955,322)
Purchase of premises and equipment	(447,503)	(816,724)	(1,450,877)
Proceeds from sale of real estate owned	1,099,588	1,842,446	5,000
Proceeds from sale of repossessed assets	165,917	116,988	29,100
Proceeds from sale of premises and equipment	35,278	13,675	10,750
Purchase of FHLB stock	(33,600)	(100,000)	(54,800)

Net cash used in investing activities	(24,955,313)	(3,167,938)	(27,834,512)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
First Georgia Holding, Inc. and subsidiary

	Years Ended September 30,
	2002	2001	2000
Financing Activities
Net increase in deposits	6,995,065	4,009,758	40,866,111
Proceeds from other borrowed funds	-	-	2,000,000
Proceeds from FHLB advances	20,000,000	6,000,000	-
Repayment of FHLB advances	(12,500,000)	(5,000,000)	(6,100,000)
Principal payments on obligations under
capital lease	(22,699)	(20,836)	(18,425)
Net decrease in federal funds purchased	-	-	(2,860,000)
Net proceeds from exercise of stock options	25,065	-	195,919
Dividends	(387,585)	(694,232)	(596,479)

Net cash provided by financing activities	14,109,846	4,294,690	33,487,126

(Decrease) increase in cash and cash equivalents	(8,104,999)	3,364,553	9,340,701

Cash and cash equivalents at beginning of year	19,951,313	16,586,760	7,246,059

Cash and cash equivalents at end of year	$ 11,846,314	$ 19,951,313	$ 16,586,760

Supplemental disclosure of cash paid during year for:

Interest	$ 7,476,000	$ 10,373,000	$ 9,334,000
Income taxes	$ 702,000	$ 925,000	$ 1,649,000

Supplemental disclosure of non-cash activities:

Loans receivable of approximately $1,676,000, $2,779,000 and $758,000 were transferred to real estate owned during the years ended September 30, 2002, 2001, and 2000, respectively.

Loans receivable of approximately $292,000, $97,000 and $37,000 were transferred to repossessed assets during the years ended September 30, 2002, 2001, and 2000, respectively.

Sales of real estate owned totaling approximately $1,085,000, $583,000 and $757,000 for the years ended September 30, 2002, 2001, and 2000, respectively, were financed by the Bank.

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Georgia Holding, Inc. and subsidiary

Years Ended September 30, 2002, 2001 and 2000

  Summary of Significant Accounting Policies

First Georgia Holding, Inc. (the "Company") was incorporated on December 16, 1987 for the purpose of acquiring all of the issued and outstanding stock of First Georgia Bank, F.S.B. (the "Bank"). On August 19, 2002, the Bank converted from a federal savings bank to a state chartered commercial bank. The accounting and reporting policies of First Georgia Holding, Inc. and subsidiary conform to accounting principles generally accepted in the United States of America. The following is a description of the more significant of those policies which the Company follows in preparing and presenting its consolidated financial statements.

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

(d) Loans Receivable and the Allowance for Loan Losses

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

A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank's impaired loans include nonaccrual loans, troubled debt restructurings, and large loans more than 90 days delinquent in which full payment of principal and interest is not expected. Cash receipts on impaired loans are used to reduce principal balances. Impairment losses are included in the allowance for loan losses through a charge to the provision for loan losses. Impairment losses are measured by the present value of expected future cash flows discounted at the loan's effective interest rate, or at either the loan's observable market price or the fair value of the collateral. Adjustment to impairment losses due to changes in the fair value of an impaired loan's underlying collateral are included in the provision for losses. Upon disposition of an impaired loan, any related valuation allowance is reversed through a charge-off to the allowance for loan losses.

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

(i) Intangible Assets

Intangible assets consist of core deposit premiums and cost in excess of net assets acquired resulting from the Company's branch acquisitions in 1987. Such amounts are amortized using the straight-line method over the estimated life (19 years) of the customer deposit base. The Company writes off the unamortized balance of the intangible assets upon the disposition of the related branches. Intangible

Summary of Significant Accounting Policies (Cont'd)

assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any such asset may not be recoverable. In the event that facts and circumstances indicate that the carrying value of the intangible asset may be impaired, an evaluation of their recoverability would be performed and any resulting impairment loss recorded.

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

(m) Reclassification

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform with the presentation adopted in 2002.

(n) Recent Accounting Pronouncements

In July of 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 established accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interests method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. This Statement also applies to all business combinations accounted for using the purchase method of accounting for which the date of acquisition is July 1, 2001 or later. Adoption of

SFAS No. 141 had no impact on the Company's consolidated financial position and consolidated results of operations.

SFAS No. 142 established accounting and reporting standards for goodwill and other intangible assets. With the adoption of this Statement, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value based test. SFAS No. 142 is required to be adopted for fiscal years beginning after December 31, 2001. Adoption of SFAS No. 142 did not have a material impact on the Company's consolidated financial position and consolidated results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived assets. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 will not have an effect on the Company's consolidated financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have an effect on the Company's consolidated financial position and results of operations.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company adopted SFAS No. 145 on July 1, 2002. The statement did not have a material impact on the consolidated financial position or results of operations.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions". This statement removes acquisitions of financial institutions (other than transactions between two or more mutual enterprises) from the scope of SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and FASB Interpretation No. 9, "Applying APB Opinions 16 and 17 When a Savings and Loan or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method". These types of transactions are now accounted for under SFAS 141 and 142. In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of this Statement are effective October 1, 2002, with earlier adoption permitted. The Company adopted the provisions of this statement on October 1, 2002, which had no material impact on the Company's consolidated financial position and consolidated results of operations.

(2) Investment Securities Held to Maturity

Investment securities held to maturity consist of the following:
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2002:
Mortgage-backed securities and SBA's	$ 19,989,246	$ 1,019,468	$ (335,963)	$ 20,672,751
State and municipal	5,862,273	65,432	(70,436)	5,857,269
	$ 25,851,519	$ 1,084,900	$ (406,399)	$ 26,530,020

September 30, 2001:
Mortgage-backed securities and SBA's	$ 21,470,502	$ 635,972	$ (172,932)	$ 21,933,542
State and municipal	4,480,175	64,117	(18,772)	4,525,520
	$ 25,950,677	$ 700,089	$ (191,704)	$ 26,459,062

A summary of investment and mortgage-backed securities by maturity as of September 30, 2002 is shown below. The entire principal amount of mortgage-backed securities is shown in the year of contractual maturity. Expected maturities will differ from the maturities shown because borrowers have the right to prepay obligations without prepayment penalties, and principal is paid down over the contractual life of the mortgage-backed securities.
	Amortized Cost	Fair Value

Due within 1 year	$ 101,129	$ 103,472
Due after 1 year through 5 years	1,599,354	1,651,466
Due after 5 years through 10 years	5,148,443	5,202,460
Due after 10 years	19,002,593	19,572,622
	$ 25,851,519	$ 26,530,020

At September 30, 2002 and 2001, the Company had pledged approximately $11,076,000 and $13,340,000, respectively, of its securities to government and municipal depositors.

(3) Loans Receivable

Loans receivable at September 30, are summarized as follows:
	2002	2001
Real estate mortgage loans	$153,885,801	$123,603,340
Real estate construction loans	29,567,026	34,202,379
Consumer loans	16,841,699	17,454,671
Commercial and other loans	14,941,148	14,823,605
	215,235,674	190,083,995

Less:
Deferred loan fees and
costs, net	(118,371)	(119,042)
Unearned interest income	(7,263)	(24,318)
Allowance for loan losses	(2,240,312)	(2,414,477)
	$212,869,728	$187,526,158

An analysis of the activity in the allowance for loan losses is as follows:
	2002	2001	2000
Balance at beginning of year	$ 2,414,477	$ 2,364,704	$ 1,235,566
Provision for loan losses	120,000	435,000	2,640,000
Recoveries	474,311	325,298	142,448
Charge-offs	(768,476)	(710,525)	(1,653,310)
Balance at end of year	$ 2,240,312	$ 2,414,477	$ 2,364,704

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

At September 30, 2002 and 2001, the Bank had nonaccrual loans aggregating approximately $5,477,000 and $3,541,000, respectively. The effects of carrying nonaccrual loans during 2002, 2001 and 2000 resulted in a reduction of interest income of approximately $215,000, $183,000, and $136,000, respectively.

The following is a summary of information pertaining to impaired loans:
	September 30,
	2002	2001
Impaired loans with a valuation allowance	$1,639,662	$1,195,238
Impaired loans without a valuation allowance	-	-
Total impaired loans	$1,639,662	$1,195,238

Valuation allowance related to impaired loans	$ 655,924	$ 711,000

(3) Loans Receivable (Cont'd)
	Years ended September 30,
	2002	2001	2000

Average investment in impaired loans	$1,417,450	$798,529	$1,668

Interest income recognized on impaired loans	$ -	$ -	$ -

Interest income recognized on a cash basis on impaired loans	$ 143,281	$ 83,738	$ -

 No additional funds are committed to be advanced in connection with impaired loans.

At September 30, 2002 and 2001, the Bank had no loans held for sale.

The Bank has direct and indirect loans outstanding to certain directors and executive officers. All of these loans were made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than the normal credit risk or present other unfavorable features. The following is a summary of such loans outstanding and the activity in these loans for 2002 and 2001:
	2002	2001

Balance at beginning of year	$ 5,581,212	$ 4,802,788
New borrowings	9,624,005	4,929,244
Repayments	(7,428,972)	(4,150,820)
Balance at end of year	$ 7,776,245	$ 5,581,212

At September 30, 2002, 2001, and 2000, the Bank was servicing loans for others under a participation agreement, aggregating approximately $2,700,000, $10,856,000, and $11,652,000, respectively.

At September 30, 2002 and 2001, the Company had pledged specific residential real estate mortgage loans amounting to approximately $21,578,000 and $10,441,000, respectively, as collateral for Federal Home Loan Bank advances.

(4) Premises and Equipment

Premises and equipment at September 30 are summarized as follows:
	2002	2001
Land	$ 893,410	$ 893,410
Buildings and improvements	3,830,362	3,814,488
Buildings under capital lease	403,466	403,466
Furniture, equipment, and automobiles	5,969,516	5,598,813
	11,096,754	10,710,177
Less accumulated depreciation
and amortization	(5,766,981)	(5,094,123)
Premises and equipment, net	$ 5,329,773	$ 5,616,054

Depreciation expense for the years ended September 30, 2002, 2001 and 2000 amounted to approximately $709,000, $756,000 and $764,000, respectively.

(5) Accrued Interest Receivable

Accrued interest receivable at September 30 is summarized as follows:
	2002	2001
Loans	$ 953,140	$ 1,089,240
Investment securities	72,393	71,437
Mortgage-backed securities	146,718	167,330
	$ 1,172,251	$ 1,328,007

(6) Deposits

Deposits are summarized at September 30 as follows:

	2002		2001
		Weighted		Weighted
		Average		Average
	Balance	Rate	Balance	Rate
Non-interest demand deposits	$ 30,882,093		$ 28,450,103
Negotiable orders of withdrawal	27,882,433	0.50%	24,090,739	0.75%
Money market deposit accounts	26,548,611	2.05%	10,657,545	2.00%
Savings deposits	12,305,218	1.25%	12,352,185	1.75%
Certificates of deposits:
Certificates less than $100,000	111,325,224	3.65%	126,935,300	5.75%
Jumbo certificates	17,034,274	3.98%	16,496,916	5.94%
	$225,977,853	2.86%	$218,982,788	4.06%

Interest expense on deposits is summarized below:
	2002	2001	2000
Negotiable orders of withdrawal	$ 200,546	$ 249,088	$ 189,363
Money market deposit accounts	474,820	410,710	543,966
Savings deposits	146,945	221,289	190,971
Certificates of deposit:
Certificates less than $100,000	5,323,685	8,044,949	7,195,245
Jumbo certificates	742,911	1,017,524	949,261
Less:
Early withdrawal penalties	(38,375)	(24,582)	(32,383)
	$ 6,850,532	$ 9,918,978	$ 9,036,423

At September 30, 2002, the rates on deposits were as follows:

Negotiable orders of withdrawal .50%

Money market deposit accounts 2.05%

Savings deposits 1.25%

Certificates of deposits 1.75-7.52%

As of September 30, 2002, and 2001, the Bank had no brokered deposits.

(6) Deposits (Cont'd)

The amount and maturities of certificates of deposits at September 30, 2002 are as follows:
Year Ending September 30,	Amount
2003	$105,335,095
2004	15,191,487
2005	5,984,627
2006	1,254,980
After 2006	593,309
$128,359,498

(7) Federal Home Loan Bank Advances And Other Borrowed Funds

Advances from the Federal Home Loan Bank at September 30 are summarized as follows:

	2002		2001
Due During Year Ending		Weighted		Weighted
September 30,	Amount	Average Rate	Amount	Average Rate

2002	$ -	-	$ 500,000	7.90%
2003	7,500,000	2.17%	-	-
2005	1,000,000	5.90%	-	-
2006	500,000	5.18%	1,000,000	5.90%
2008	2,000,000	5.51%	2,000,000	5.51%
	$11,000,000	3.25%	$3,500,000	5.96%

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

First Georgia Holding, Inc. obtained a line of credit for up to $3,000,000 from the Bankers Bank in March 2000. Interest is payable quarterly at the Prime rate minus 50 basis points (4.25% at September 30, 2002). All of the issued and outstanding shares of capital stock of First Georgia Bank are pledged as collateral for this line of credit. As of September 30, 2002 and 2001, the Company had borrowed $2,000,000 against this line of credit. The line of credit matured on March 31, 2002 but the Company elected to extend the maturity date until March 31, 2012.

 (8) Stockholders' Equity and Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practice. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) of tangible capital (as defined) to tangible assets (as defined) and of Core capital (as defined) to adjusted tangible assts (as defined). Management believes, as of September 30, 2002 and 2001, that the Bank met all capital adequacy requirements to which it is subject.

On August 19, 2002, the Bank became a state chartered commercial bank, subject to examination by the FDIC and the Georgia State Department of Banking and Finance. The Bank's primary regulatory agency up to this point was the Office of Thrift Supervision ("OTS").

As of September 30, 2002, the most recent notification date from the FDIC, the Bank was categorized as "Well Capitalized" under the regulatory framework for prompt corrective action. To be categorized as "Well Capitalized", the Bank must maintain minimum core, and total capital and Tier 1 capital ratios of at least 5%, 10%, and 6%, respectively. There are no conditions or events since that notification that management believes have changed the Bank's category.
	Actual		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt CorrectiveAction Provisions
As of September 30, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital
(to risk-weighted assets)
First Georgia Holding, Inc.	$ 22,753,000	11.48%	$ 15,850,000	8.00%	N/A	N/A
First Georgia Bank	24,679,000	12.46%	15,850,320	8.00%	$ 19,813,000	10.00%

Tier 1 capital
(to risk-weighted assets)
First Georgia Holding, Inc.	20,512,000	10.35%	7,925,160	4.00%	N/A	N/A
First Georgia Bank	22,438,000	11.32%	7,925,160	4.00%	11,887,740	6.00%

Tier 1 capital
(to average assets)
First Georgia Holding, Inc.	20,512,000	7.88%	10,418,640	4.00%	N/A	N/A
First Georgia Bank	22,438,000	8.61%	10,418,640	4.00%	13,023,300	5.00%

	Actual		For Capital Adequacy Purposes (For OTS Purposes)		To Be Categorized as "Well Capitalized" Under Prompt Corrective Action Provisions
As of September 30, 2001	Amount	Ratio	Amount	Ratio	Amount	Ratio

Tangible Capital	$ 21,126,000	8.62%	$ 3,674,000	1.50%	N/A	N/A
(to tangible assets)
Core Capital	21,628,000	8.81%	9,819,000	4.00%	$ 12,273,000	5.00%
(to adjusted tangible assets)
Total Capital	22,920,000	11.17%	16,421,000	8.00%	20,526,000	10.00%
(to risk-weighted assets)
Tier 1 Capital	21,628,000	10.54%	N/A	N/A	12,316,000	6.00%
(to risk-weighted assets)

  Income Taxes

The components of income tax expense are as follows:

	2002	2001	2000
Federal: Current	$698,313	$ 909,140	$1,143,255
Deferred	84,957	92,160	(323,395)
	783,270	1,001,300	819,860

State: Current	59,685	112,366	149,927
Deferred	15,949	17,554	(60,636)
	75,634	129,920	89,291
	$858,904	$1,131,220	$ 909,151

The difference between the actual provision for income taxes and income taxes computed at the Federal statutory rate of 34% is as follows:
	2002	2001	2000
Federal taxes at statutory rate	$824,888	$1,067,259	$795,874
Increase (decrease) resulting from:
State income taxes, net	42,069	48,193	52,217
Amortization of intangibles	8,686	8,686	8,686
Tax exempt income	(82,796)	(32,788)	(6,828)
Other, net	66,057	39,870	59,202
	$858,904	$1,131,220	$909,151

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of September 30, 2002 and 2001 are presented below:
	2002	2001
Deferred tax assets:
Allowance for loan losses	$ 739,642	$ 808,522
Deferred loan costs	44,934	45,188
Total gross deferred tax assets	784,576	853,710
Less valuation allowance	-	-

Net deferred tax assets	784,576	853,710

Deferred tax liabilities:
FHLB stock dividends	127,763	127,763
Depreciation	71,392	39,620

Total deferred tax liabilities	199,155	167,383

Net deferred tax assets	$ 585,421	$ 686,327

Prior to January 1, 1996, under the Internal Revenue Code (the "Code"), the Company was allowed a special bad debt deduction related to additions to tax bad debt reserves established for the purpose of absorbing losses. The provisions of the Code permitted the Company to deduct from taxable income an allowance for bad debts based on the greater of a percentage of taxable income before such deductions or actual loss experience. Retained earnings at September 30, 2002 and 2001 include approximately $248,000 for which no deferred Federal income tax liability has been recognized. The amount represents an allocation of income for bad debt deductions for tax purposes only. Reduction of amount so allocated for purposes other than tax bad debt losses or adjustments arising from carry back of net operating losses would create income for tax purposes only, which would be subject to the then current corporate income tax rate.

(10) Leases

On September 28, 1987, the Bank entered into a sale-leaseback of one of its branches. The facility has been capitalized and the related obligation is recorded as a liability in the accompanying financial statements based on the present value of future minimum lease payments. The lease term expires August 28, 2007. Premises and equipment includes buildings under capital leases of $403,466 at September 30, 2002 and 2001 and accumulated amortization of $290,943 and $270,243 at September 30, 2002 and 2001, respectively.

The present value of future minimum capital lease payments as of September 30, 2002, is:
Year ending September 30,
2003	$ 36,711
2004	36,711
2005	36,711
2006	36,711
2007	36,711
Total minimum lease payments	183,555
Less amount representing interest at 10%	(33,295)
Present value of future minimum capital lease payments	$150,260

 During the year ended September 30, 2000, the Bank terminated its operating lease for an operating facility that was replaced by a new, permanent branch facility. The balance of the lease was paid off based on the net present value of the future lease payments which was approximately $32,000. There was no additional penalty for this transaction and no further liability exists.

Total rent expense was approximately $89,000 for the year ended September 30, 2000.

(11) Employee Benefit Plans

The Company has a 401(k) Profit Sharing Plan (the "Plan") which covers substantially all of its employees. The Company matches 75% of employee contributions to the Plan, up to 6% of an employee's salary. The Company contributed approximately $104,000, $103,000, and $69,000 to the Plan during the years ended September 30, 2002, 2001, and 2000, respectively.

Also, the Company has an Employee Stock Purchase Plan which covers substantially all of its employees. Employees pay 85% of the price at which the Company buys its stock in the open market. During the years ended September 30, 2002, 2001 and 2000, approximately 21,000, 19,000 and 16,000 shares, respectively, were purchased by employees. As a result of such employee stock purchases, the Company incurred employee benefits expense of approximately $18,000, $18,000 and $15,000 for the years ended September 30, 2002, 2001 and 2000, respectively.

(12) Stock Option Plan

During 2001, the Board of Directors and the Stockholders of the Company adopted the 2000 Stock Incentive Plan (the "2000 Option Plan"). The Company has reserved 825,000 shares of common stock for issuance under the 2000 Option Plan. There were no options granted under the 2000 Option Plan for the years ended September 30, 2002 and 2001.

During 1995, the Company adopted a nonqualified Stock Option Plan (the "1995 Option Plan"). The Company has reserved 1,033,125 shares of common stock for issuance under the 1995 Option Plan. The Company also has a nonqualified Stock Option Plan (the "Option Plan") adopted prior to 1995. For the year ended September 30, 2002, the remaining 37,970 options outstanding under this plan were exercised. The Company has no remaining options outstanding under this plan.

Outstanding options, consisting of five-year incentive stock options, vest and become exercisable over a five-year period from the date of grant. The outstanding options expire five years from the date of grant or upon retirement from the Company, and are contingent upon continued employment during the applicable five-year period.

Options for a total of 360,000 shares were granted on September 23, 1998. Under SFAS No. 123, for pro forma disclosure purposes, the fair value of such options of $663,722 is to be expensed over the vesting period of five years. There were no stock options granted in the years ended September 30, 2002, 2001 or 2000.

If compensation cost for stock option grants had been determined based on the fair value at the grant dates for 2002, 2001 and 2000 consistent with the method prescribed by SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:
September 30,	2002	2001	2000
Net Income
As Reported	$1,567,239	$2,007,786	$1,431,655
Pro forma	1,492,292	1,914,452	1,376,494

Net Income Per Share - Basic
As Reported	0.20	0.26	0.20
Pro forma	0.19	0.25	0.19

Net Income Per Share - Diluted
As Reported	0.20	0.26	0.19
Pro forma	0.19	0.25	0.18

A summary of the status of fixed stock option grants under the Company's stock-based compensation plans as of September 30, 2002, 2001 and 2000, and changes during the years ending on those dates is presented below.
	2002		2001		2000
		Weighted Average		Weighted Average		Weighted Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding - October 1	397,970	$ 5.68	397,970	$ 5.68	1,056,095	$ 3.00
Exercised	(37,970)	$ 0.66	-	-	(658,125)	$ 1.38
Forfeited	(60,000)	$ 5.92
Outstanding - September 30	300,000	$ 6.27	397,970	$ 5.68	397,970	$ 5.68

Options exercisable at year end	240,000	$ 6.21	232,970	$ 5.21	127,970	$ 4.36

(12) Stock Option Plan (Cont'd)

The following table summarizes information about fixed stock options outstanding at September 30, 2002:

Exercise	Options	Options	Weighted Average
Price	Outstanding	Exercisable	Remaining Life
$ 5.92	120,000	120,000	0.98
6.51	180,000	120,000	0.98
	300,000	240,000

Remaining non-exercisable options as of September 30, 2002 become exercisable in 2003.

(13) Net Income Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted earnings per common share for the years ended September 30:

		Weighted Average
		Shares	Earnings Per
	Net Income	Outstanding	Share
2002
Basic	$1,567,239	7,734,752	$ 0.20

Effect of Dilution:
Stock Options		13,921
Diluted	$1,567,239	7,748,673	$ 0.20

2001
Basic	$2,007,786	7,713,733	$ 0.26

Effect of Dilution:
Stock Options		31,892
Diluted	$2,007,786	7,745,625	$ 0.26

2000
Basic	$1,431,655	7,315,984	$ 0.20

Effect of Dilution:
Stock Options		267,196
Diluted	$1,431,655	7,583,180	$ 0.19

The incremental shares from the assumed conversion of stock options were determined using the treasury stock method under which the assumed proceeds were equal to the amount that the Company would receive upon the exercise of the options. The assumed proceeds are used to purchase outstanding common shares at the average market price during the period.

For the years ended September 30, 2002, 2001 and 2000, 300,000, 360,000 and 360,000 stock options, respectively, were excluded from the computation of diluted earnings per share due to their antidilutive effect.

(14) Condensed Financial Information of First Georgia Holding, Inc. (Parent Only)

First Georgia Holding, Inc., was organized December 16, 1987. The following represents parent company only condensed financial information.
	September 30,
Condensed Balance Sheets	2002	2001

Assets
Cash	$ 73,002	$ 39,522
Investment in subsidiary	22,845,425	21,629,638
Total assets	$22,918,427	$21,669,160

Liabilities and Stockholders' Equity

Other borrowed funds	$ 2,000,000	$ 2,000,000

Stockholders' Equity
Common stock	7,751,712	7,713,733
Additional paid-in capital	427,931	396,297
Retained earnings	12,738,784	11,559,130
Total liabilities and stockholders' equity	$22,918,427	$21,669,160

	Years Ended September 30,
Condensed Statements of Operations	2002	2001	2000

Dividends from Bank	$ 485,000	$ 795,000	$ 555,000
Expenses	(89,000)	(154,562)	(91,715)
Income before equity in undistributed income of Bank	396,000	640,438	463,285
Equity in undistributed income of Bank	1,171,239	1,367,348	968,370
Net income	$1,567,239	$2,007,786	$1,431,655

	Years Ended September 30,
Condensed Statements of Cash Flows	2002	2001	2000

Operating Activities:
Net income	$1,567,239	$2,007,786	$1,431,655
Adjustments to reconcile net income to net
cash provided by operating activities:
Equity in undistributed income of Bank	(1,171,239)	(1,367,348)	(968,370)
Net cash provided by operating activities	396,000	640,438	463,285
Investing Activities:
Distribution of capital to subsidiary	-	-	(2,000,000)
Financing Activities:
Dividends paid on common stock	(387,585)	(694,232)	(596,479)
Net proceeds from exercise of stock options	25,065	-	195,919
Proceeds from other borrowed funds	-	-	2,000,000
Net cash (used in) provided by financing activities	(362,520)	(694,232)	1,599,440
Increase (decrease) in cash and cash equivalents	33,480	(53,794)	62,725
Cash and cash equivalents at beginning of year	39,522	93,316	30,591
Cash and cash equivalents at end of year	$ 73,002	$ 39,522	$ 93,316

(14) Condensed Financial Information of First Georgia Holding, Inc. (Parent Only) (Cont'd)

The primary source of funds available to the Company to pay stockholder dividends and other expenses is dividends from its Bank. Regulatory agencies impose restrictions on the amount of dividends that may be declared by the Bank and require maintenance of minimum capital amounts. For the years ended September 30, 2002, 2001 and 2000 all dividends declared by the Bank were approved by its primary regulatory agency.

(15) Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company's consolidated financial statements or results of operations.

(16) Fair Value of Financial Instruments

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

Off-balance sheet instruments: Fair values for the Company's off-balance sheet instruments are based on a comparison with terms, including interest rate and commitment periods currently being offered in similar agreements, taking into account credit worthiness of the counter parties. The contract amount and fair values of off-balance-sheet instruments at September 30, 2002, are the same based on the fact that the Company generally does not offer lending commitments to its customers for long periods and, therefore, the underlying rates of the commitments approximate market rates.

 (16) Fair Value of Financial Instruments (Cont'd)

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

Other borrowed funds: For variable rate borrowings that reprice frequently, fair values approximate carrying values.

The following is a summary of the Company's Financial instruments as of September 30, 2002 and 2001:
	2002		2001
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
Assets

Cash and due from banks	$ 7,704,000	$ 7,704,000	$ 8,972,000	$ 8,972,000
Interest bearing deposits in other
financial institutions	167,000	167,000	220,000	220,000
Federal funds sold	3,975,000	3,975,000	10,759,000	10,759,000
Investment securities	25,852,000	26,530,000	25,951,000	26,459,000
Loans	212,870,000	218,175,000	187,526,000	196,996,000

Liabilities

Deposits:
Non-interest bearing	30,882,000	30,882,000	28,450,000	28,450,000
Interest-bearing demand and savings	66,736,000	66,736,000	47,100,000	47,100,000
Certificates of deposit	128,359,000	126,869,000	143,432,000	148,527,000
Federal Home Loan Bank advances	11,000,000	11,625,000	3,500,000	3,496,000
Other borrowed funds	2,000,000	2,000,000	2,000,000	2,000,000

(17) Off-Balance Sheet Activities

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

 As of September 30, 2002 and 2001, the following financial instruments were outstanding whose contract amounts represent credit risk:
	Contract Amount
	2002	2001
	(approximately)

Unfunded commitments under lines of credit	$29,049,000	$36,413,000
Commercial and standby letters of credit	166,000	781,000
Available credit card lines	2,681,000	2,959,000

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

(18) Summarized Quarterly Data (Unaudited)
Following is a summary of the quarterly results of operations for the years ended September 30, 2002 and 2001:

	Fiscal Quarter
	First	Second	Third	Fourth	Total

$ In Thousands Except Per Share Amounts

2002
Total interest income	$ 4,190,891	$ 4,006,281	$ 4,035,452	$ 3,818,986	$ 16,051,610
Interest expense	2,149,827	1,823,879	1,672,988	1,560,582	7,207,276

Net interest income	2,041,064	2,182,402	2,362,464	2,258,404	8,844,334
Provision for loan losses	30,000	30,000	30,000	30,000	120,000

Net interest income after provision
for loan losses	2,011,064	2,152,402	2,332,464	2,228,404	8,724,334
Other income	822,690	729,458	799,614	722,531	3,074,293
Other expense	2,295,720	2,347,809	2,392,706	2,336,249	9,372,484

Income before income taxes	538,034	534,051	739,372	614,686	2,426,143
Income tax expense	202,528	185,913	273,909	196,554	858,904

Net income	$ 335,506	$ 348,138	$ 465,463	$ 418,132	$ 1,567,239

Basic income per share	$ 0.04	$ 0.05	$ 0.06	$ 0.05	$ 0.20
Diluted income per share	$ 0.04	$ 0.05	$ 0.06	$ 0.05	$ 0.20

2001
Total interest income	$ 5,468,756	$ 5,252,554	$ 4,908,356	$ 4,622,254	$ 20,251,920
Interest expense	2,638,394	2,623,725	2,578,569	2,457,604	10,298,292

Net interest income	2,830,362	2,628,829	2,329,787	2,164,650	9,953,628
Provision for loan losses	210,000	210,000	15,000	-	435,000

Net interest income after provision
for loan losses	2,620,362	2,418,829	2,314,787	2,164,650	9,518,628
Other income	711,385	677,272	723,708	792,522	2,904,887
Other expense	2,320,341	2,181,981	2,302,325	2,479,862	9,284,509

Income before income taxes	1,011,406	914,120	736,170	477,310	3,139,006
Income tax expense	422,962	347,648	292,890	67,720	1,131,220

Net income	$ 588,444	$ 566,472	$ 443,280	$ 409,590	$ 2,007,786

Basic income per share	$ 0.08	$ 0.07	$ 0.06	$ 0.05	$ 0.26
Diluted income per share	$ 0.08	$ 0.07	$ 0.06	$ 0.05	$ 0.26

 (19) Subsequent Events

In November of 2002, the Company declared a $0.05 per share dividend to shareholders of record as of November 15, 2002 payable November 30, 2002.

On October 21, 2002, the Company's Board of Directors approved a change in the fiscal year end from September 30 to December 31.

SELECTED FINANCIAL AND OTHER DATA

First Georgia Holding, Inc.

Selected consolidated financial data is presented below as of and for each of the years in the five-year period ended September 30, 2002.

	(Dollars in thousands, except per share data)
	September 30,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Total assets	$ 260,873	$ 245,468	$ 239,185	$ 204,296	$ 190,463
Loans receivable, net	212,870	187,526	193,645	173,197	151,253
Total investments	25,852	25,951	17,878	14,442	11,565
Deposits	225,978	218,983	214,973	173,174	162,890
Borrowings	13,000	5,500	4,500	11,460	8,600
Stockholders' equity	20,918	19,669	18,356	17,325	15,681
Book value per share	2.70	2.55	2.38	2.41	2.18
Number of shares outstanding	7,751,712	7,719,733	7,713,733	7,198,371	7,198,458

	Year Ended
	September 30,
	2002	2001	2000	1999	1998
Income Statement Data:
Interest income	$ 16,052	$ 20,252	$ 19,932	$ 16,148	$ 15,078
Interest expense	7,207	10,298	9,535	7,905	7,832
Net interest income	8,845	9,954	10,397	8,243	7,246
Provision for loan losses	120	435	2,640	509	6
Other income	3,074	2,905	2,707	2,894	1,997
Other expense	9,373	9,285	8,123	6,986	6,005

Income before income taxes	2,426	3,139	2,341	3,642	3,232

Income tax expense	859	1,131	909	1,422	1,218

Net Income	$ 1,567	$ 2,008	$ 1,432	$ 2,220	$ 2,014

Net income per share:
Basic	$ 0.20	$ 0.26	$ 0.20	$ 0.31	$ 0.28
Diluted	$ 0.20	$ 0.26	$ 0.19	$ 0.29	$ 0.27

	At or For
	Year Ended
	September 30,
	2002	2001	2000	1999	1998
Other Data:
Net income to average assets	0.62%	0.82%	0.61%	1.11%	1.21%
Net income to average equity	7.70%	10.37%	7.79%	13.59%	14.60%
Average equity to average assets	8.10%	7.90%	7.87%	8.15%	8.29%
Number of full-service offices	6	6	6	6	7

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

Capital Resources

The following is reconciliation at September 30, 2002 of the Company's capital under generally accepted accounting principles to regulatory capital.
First Georgia Holding, Inc.
Stockholder's equity	$ 20,918,000
Less:
Intangible assets	406,000
Total Tier 1 capital	20,512,000

Plus:
General allowance for loan losses	2,241,000

Total Risk-based capital	$ 22,753,000

Current regulations require financial institutions to have minimum regulatory tier 1 capital equal to 4.0% of risk-weighted assets, minimum tier 1 capital to average assets of 4% (the leverage ratio), and total risk-based capital to risk-adjusted assets of 8.0%. At September 30, 2002, the Company was in compliance with its minimum capital requirements.

The Company's regulatory capital and the required minimum amounts, at September 30, 2002, are summarized in the following table.
			Required		Excess
	Capital		Minimum Amount		(Deficiency)
	%	$	%	$	%	$

Total Risk-based capital	11.48	22,753,000	8.00	15,850,000	3.48	6,903,000
Tier 1 Risk-based capital	10.35	20,512,000	4.00	7,925,000	6.35	12,587,000
Leverage Ratio	7.88	20,512,000	4.00	10,419,000	3.88	10,093,000

 As of September 30, 2002, the Company exceeded all the required minimum capital amounts as demonstrated by the chart above. The Company had strong earnings during the year which helped to strengthen its capital position.

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

At September 30, 2002, the Company's total risk-based ratio, tier 1 risk-based ratio, and leverage ratio were 11.48%, 10.35%, and 7.88%, respectively, placing the Company in the well-capitalized category under FDICIA for each ratio.

Liquidity

First Georgia has traditionally maintained levels of liquidity in excess of levels required by regulatory authorities. As a member of the Federal Home Loan Bank system, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments in an amount equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 12.88% and 9.51% at September 30, 2002 and 2001, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments, new deposits and excess liquid assets. While significant loan demand, deposit withdrawal, increased delinquencies and increased foreclosed properties could alter this condition, the Bank has sufficient borrowing capacity through Federal Home Loan Bank advances and other short-term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for fiscal 2003.

Asset/Liability Management

First Georgia has implemented a program of asset/liability management to limit the Bank's vulnerability to material and prolonged increases in interest rates (interest rate risk). The principal determinant of the exposure of the Bank's earnings to interest rate risk is the difference in the time between interest rate adjustments or maturities on interest-earning assets and interest rate adjustments or maturities of interest-bearing liabilities. If the maturities of the Bank's assets and liabilities were perfectly matched and if the interest rates earned on its assets and paid on its liabilities moved concurrently, which is not the case, the impact on net interest income of rapid increases or decreases in interest rates would be minimized. The Bank's asset/liability management policy seeks to increase the adjustability of the interest rates earned on its assets and paid on its liabilities and to match the maturities of its interest-earning assets and interest-bearing liabilities so that the Bank will be able to restructure and reprice its asset portfolio in a relatively short period to correspond to changes in its cost and flow of funds. The Bank's policy also seeks to encourage the flow of deposits into longer-term certificates during periods of lower interest rates and to emphasize shorter-term accounts during periods of high rates. During fiscal 2002, the Bank actively managed its interest rate risk by limiting its lending to short-term fixed rate balloon notes or adjustable rate loans and attempting to lengthen the maturity on its deposits.

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

The interest rate sensitivity of the Bank's assets and liabilities provides an indication of the extent to which the Bank's net interest income may be affected by interest rate movements. The concept of interest rate sensitivity recognizes that certain assets and liabilities have interest rates that are subject to change prior to maturity. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracting interest rate sensitive liabilities from interest rate sensitive assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities, and is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income while a positive gap would result in an increase in net interest income, while conversely during a period of falling interest rates, a negative gap would result in an increase in net interest income and a positive gap would negatively affect net interest income. To the extent that the gaps are close to zero, net interest income can be considered to be relatively immune from interest rate movements. The following table sets forth the Bank's interest-earning assets and interest-bearing liabilities at September 30, 2002. The information presented, however, may not be indicative of actual future trends of net interest income in rising or declining interest rate environments.
		Over One	Over Five	Over
	One Year	Through	Through	Ten
	or Less	Five Years	Ten Years	Years
	(in thousands)
Interest-earning assets (IEA's):
Investments	$ 101	1,600	5,149	19,002
Interest earning deposits and
federal funds sold	4,141	-	-	-
Loans	164,197	41,726	3,778	-
Total	168,440	43,326	8,927	19,002

Interest-bearing liabilities (IBL's):
Demand deposits	$ 27,882	-	-	-
Savings and money market deposits	38,854	-	-	-
Other time deposits	105,335	23,024	-	-
Debt	7,500	1,500	2,000	-
Total	179,571	24,524	2,000	-

Interest sensitivity gap	$ (11,131)	18,802	6,927	19,002
Cumulative gap	$ (11,131)	7,670	14,597	33,599
Ratio of IEA's to IBL's	0.94	1.77	4.46	63,978.00
Cumulative ratio of IEA's to IBL's	0.94	1.04	1.07	1.16

 COMPARISON OF YEARS ENDED SEPTEMBER 30, 2002 AND 2001

Results of Operations

General

First Georgia Holding, Inc. reported net income of $1,567,239, a decrease of $440,547. This decrease is due primarily to lower interest rates earned on loans. Net interest income after provision for loan losses decreased $794,294. Other income increased $169,406 and other expenses increased $87,975. Several factors discussed below contributed to the increases and decreases in these areas.

Interest Income

Total interest income decreased $4,200,310 for the year or 20.74%. Interest income on loans decreased $4,048,261 or 22.31%. Average loans for the year increased by more than $8,000,000 during the year ended September 30, 2002. However, interest rates earned on loans decreased from the prior year resulting in decreased interest income. The Bank increased its position in mortgage-backed securities, resulting in a $143,318 or 9.89% increase in the related interest income. Investment income increased by $103,459 or 51.21% for the year ended September 30, 2002 as compared to the same period last year. Because of increased loan growth, the average balance of federal funds sold decreased more than $7,000,000. These lower balances account for a $398,826, or 86.80% decrease in other interest income.

Interest Expense

Total interest expense decreased $3,091,016 or 30.01% for the year. The Bank experienced substantial deposit growth over the year. While most of this growth was in interest-free checking accounts, the Bank concentrated on managing the mix of deposits by lowering interest rates on certificates of deposits while also maintaining customers' total banking business, resulting in increased growth in money market accounts. Interest expense on deposits decreased $3,068,446, or 30.94%. Due to the increased deposit balances, the Bank was able to decrease its position in federal funds purchased. Interest expense on advances and other borrowings decreased $22,570, or 5.95% for the year ended September 30, 2002 as compared to the year ended September 30, 2001. The Bank was able to sell federal funds on a consistent basis during the year rather than purchase.

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
	Year Ended September 30,			At September 30,
	2002	2001	2000	2002
Weighted average yield on:
Loans	7.00%	9.40%	9.58%	6.62%
Investment securities	6.90	6.58	6.42	6.16
Interest earning deposits in other banks	2.38	4.70	5.52	5.23
Total weighted average yield on all
interest earning assets	6.94	9.05	9.24	6.59

Weighted average rate paid on:
Deposits	3.09	4.57	5.73	2.86
Other borrowings	5.25	6.12	5.57	4.25
Federal Home Loan Bank advances
Short term advances	2.17	5.50	7.90	2.17
Long term advances	5.18	5.90	5.51	5.57
Total weighted average rate paid on all
interest-bearing liabilities	3.14	4.61	4.49	3.02

Weighted average interest rate spread
(spread between weighted average yield
on all interest-earning assets and rate
paid on all interest-earning liabilities)	3.80	4.44	4.75	3.57

Net yield on average interest-earning
assets (net interest income as a percentage
of average interest-earning assets)	3.82	4.44	4.41	N/A

 Provision for Loan Losses

The provision for loan losses for the fiscal year ended September 30, 2002 totaled $120,000, decreasing $315,000 over the fiscal year 2001. The provision has continued to decrease to levels experienced prior to fiscal year 2000 as a result of the resolution of loans originated by a particular loan officer. The Bank experienced substantial charge-offs in 2000 primarily as a result of under collateralized loans made by a particular loan officer. During a six-month period, the loan officer made loans totaling approximately $3.3 million that were under collateralized. The loan officer provided falsified collateral information to the loan committee and granted a large number of small dollar loans that were under the scope of a loan review. Once it was determined that the loan officer was making under collateralized loans, he was immediately terminated and a suspicious activities report was filed with the Office of Thrift Supervision. Of the total loan charged-off in 2000, 84.70% or $1.4 million was related to the particular loan officer. Management felt it necessary to increase the allowance for loan losses in fiscal year 2000 as a result of the increased charge-offs and to allocate a portion of the reserve to loans remaining in the portfolio that were originated by the particular loan officer and thought to have a high risk of loss based upon the characteristics of the loan. Of the total provision at September 30, 2000 approximately 72.94% or $1.9 million related to loans remaining in the portfolio related to the particular loan officer.

The Bank has made significant progress in resolving loan problems related to fiscal year 2000. Of the total allowance at September 30, 2002, approximately 16.83% or $378,000 relates to loans originated by the particular loan officer. The Bank has recovered approximately $116,000 of the $1.4 million charged-off in fiscal year 2000. Charge-offs for fiscal year ended September 30, 2002 totaled $768,476, of those $393,350, or 59.18% were related to the particular loan officer.

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

Net interest income after the provision for loan losses at September 30, 2002 decreased $794,294, or 8.34% from the same period last year. The decrease is directly related to the decrease in loan interest income resulting from a decrease in interest rates.

Other Income

Other income increased $169,406 or 5.83% for the year ended September 30, 2002 as compared to 2001. Deposit service charges increased $12,009, or 0.59% for the year ended September 30, 2002. This increase is attributable to the significant increase in deposit balances for the year. The increase in the number of deposits creates an increase in service charges and non-sufficient funds fees. Loan fees decreased $3,277 or 0.58%. The relatively small decrease is attributable to a decrease in late fees and other charges related to loan balances. Other operating income increased $160,674 or 53.37% which is primarily due to an approximate $160,000 increase in ATM fees. This increase in ATM fees is attributable to a new ATM machine installed at the main office location and increased usage of ATM machines by customers and non-customers.

Other Expenses

Other expenses increased $87,976, or 0.95% for the year. Personnel related expenses had the largest increase, growing by $263,735 or 5.76%, for the year ended September 30, 2002. The increase in salary and employee benefits is attributable to annual salary increases and additional employees hired. Occupancy expense decreased by $183,402 or 9.86% for the year ended September 30, 2002. The decrease in occupancy expense is due primarily to decreased repairs and maintenance expenses of approximately $57,000 and a decrease in depreciation expense of approximately $40,000. The decrease in repairs and maintenance is attributable to costs incurred during last fiscal year associated with the new information technology location, which opened in April of fiscal year 2001. Office supplies decreased $13,206 or 5.33% during the year. This decrease reflects the continuing effect of a more stringent policy put into place for ordering supplies. Data processing expense increased $76,836 or 73.74% for the year. This increase is related to the deposit growth. Federal Insurance premiums decreased $25,618 or 32.14% because of increased capital balances.

Income Tax Expense

The Company incurred $858,904 in income tax expense for the year based on applicable income tax rates at September 30, 2002.

Financial Condition

Assets

Total assets of the Company increased $15,404,709 from September 30, 2001 to September 30, 2002. Increased loan demand was the driving force behind this increase, as loan receivable grew $25,343,570, or 13.51%. This increase is primarily attributable to the continued trend of decreased interest rates. This increase in loan balances also contributed to the decrease of approximately $6,784,000 or 63.05% in the federal funds sold account. Premises and equipment decreased $286,281, or 5.10%, primarily related to an approximate $423,000 increase in fixed assets offset by depreciation expense of approximately $709,000.

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

Summary

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. The analysis of the allowance indicated a historical allocation, adjusted for qualitative factors, of approximately $1.5 million and a specific allowance of $656,000 at September 30, 2002. The historical allocation decreased approximately $57,000 from fiscal year-end, primarily as a result of the decrease in charge-offs from the prior year. Net charge-offs to average loans outstanding decreased to 0.15% at September 30, 2002 compared to .20% at September 30, 2001. Net charge-offs have decreased primarily as a result of an increase in recoveries offset by a decrease in charge-offs. The bank has been successful in recovering loans that were charged-off related to events that occurred in fiscal year 2000 involving a particular loan officer. (See "Provision for Loan Losses" herein). Additionally, in determining the general allowance, management considered improvements in Georgia economic indicators such as unemployment rates and economic growth rates. Additionally, management considered the increase in non-accruing loans of approximately $1,936,000 from the end of fiscal year 2001. Non-accrual loans are examined on an individual basis to determine the appropriate action. Specific allowances decreased $55,076 from prior year as result of a decrease in impaired loans. The allowance for loan losses decreased $174,165 or 7.21% to $2,240,312 at September 30, 2002. The ratio of the allowance for loan losses to total loans was 1.04% at September 30, 2002 compared to 1.27% at September 30, 2001.

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

 ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS
Table 1
	September 30,
	2002	2001	2000	1999	1998
Non-accruing loans (1)
Real estate
Construction	$ 518,675	$ 52,925	$ 211,769	$ -	$ -
First mortgage	2,861,019	2,670,843	3,204,748	1,907,612	2,225,603
Second mortgage	1,171,226	161,288	182,759	79,781	117,619
Consumer	926,446	655,854	121,057	21,672	21,214
Total non-accruing loans (3)	5,477,366	3,540,910	3,720,333	2,009,065	2,364,436
Past due loans (2)
Real estate
Construction	-	-	-	-	-
First mortgage	-	-	-	-	-
Second mortgage	-	-	-	-	-
Consumer	-	-	-	-	-
Total past due loans	-	-	-	-	-
Total non-accruing and past due loans	$5,477,366	$3,540,910	$3,720,333	$ 2,009,065	$2,364,436

Percentage of total loans	2.54%	1.86%	1.90%	1.16%	101.16%

Real estate acquired through foreclosure	$ 587,913	$ 928,739	$ 314,338	$ 225,000	$ 225,001

Total non-accruing and past due loans
and nonperforming assets.	$6,065,279	$4,469,649	$4,034,671	$ 2,234,065	$2,589,437
  Non-accruing loans are loans for which unpaid interest is not recognized into income. The effects of carrying non-accrual loans during 2002 resulted in a reduction of income of approximately $215,000. Actual interest income received on non-accrual loans totaled approximately $331,000 for the year ended September 30, 2002.
  Past due loans are 90 days or more delinquent for which interest is still accruing.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES
Table 2
	September 30,
	2002	2001	2000	1999	1998

Beginning balance	$ 2,414,477	$ 2,364,704	$ 1,235,566	$ 968,632	$ 1,012,322
Loans charged-off:
Real estate construction	-	7,639	-	-	-
Real estate mortgage	365,713	392,634	540,371	56,589	179,995
Consumer and other	402,763	310,252	1,112,939	242,560	63,762
	768,476	710,525	1,653,310	299,149	243,757
Recoveries:
Real estate construction	-	-	-	-	-
Real estate mortgage	282,745	213,924	11,344	860	78,084
Consumer and other	191,566	111,374	131,104	56,156	115,820
	474,311	325,298	142,448	57,016	193,904

Net charge-offs	294,165	385,227	1,510,862	242,133	49,853

Provision charged to operations	120,000	435,000	2,640,000	509,067	6,163

Balance at end of period	$ 2,240,312	$ 2,414,477	$ 2,364,704	$ 1,235,566	$ 968,632
Ratio of net charge-offs to
average loans outstanding	0.15%	0.20%	0.78%	0.15%	0.03%

Ratio of allowance to total loans	1.04%	1.27%	1.21%	0.71%	0.64%

Liabilities

Total deposits increased $6,995,065, or 3.19%. Much of this increase was in non-interest bearing deposits, as the Bank offers free checking to its customers. The Bank is well positioned to take advantage of the growing local market. The balance of Federal Home Loan Bank advances increased $7,500,000 at September 30, 2002 as compared with September 30, 2001. The Bank borrowed additional funds during the last quarter of the fiscal year to meet increased loan volume. Due to the increased deposit levels the Bank was able to sell federal funds on a regular basis during the remainder of year.

Other borrowed funds remains at $2,000,000 for the year ended September 30, 2002. Due to the increase in Federal Home Loan Bank advances and deposit balances, the bank did not increase its position in other borrowed funds.

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

Other Income

Other income increased $198,191, or 7.32% for the year ended September 30, 2001 as compared to 2000. Deposit service charges increased $97,669, or 5.04% for the year ended September 30, 2001. This increase is attributable to the significant increase in deposit balances for the year. The increase in the number of deposits creates an increase in service charges and non-sufficient funds fees. Loan fees increased $5,735, or 1.02%. The relatively small increase is attributable to late fees and other charges related to loan balances. Other operating income increased $94,787, which is primarily due to an $82,124 gain on the sale of real estate owned and a $5,340 increase in ATM fees.

Other Expenses

Other expenses increased $1,161,455, or 14.30% for the year. Personnel related expenses had the largest increase, growing by $617,859, or 15.60%, for the year ended September 30, 2001. The Bank added more employees to maintain a superior level of customer service in response to the Bank's continued growth. Occupancy expense also increased by $168,866, or 9.98%, for the year. The increase in occupancy expense is due primarily to increased repairs and maintenance expenses of approximately $32,000 and an increase in depreciation expense of approximately $62,000 related to the new information technology location, which opened in April of fiscal year 2001. Office supplies decreased $12,476 or 4.79% during the year. This decrease is attributable to a more stringent policy put into place for ordering supplies. Orders are limited to a select list of supplies carried by specific vendors the Bank does business with. Special requests are accepted on a case-by-case basis. Data processing expense increased $14,583, or 16.27% for the year. This increase is related to the deposit growth. Federal Insurance premiums increased 25,696 or 47.57% because of increased capital balances.

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

Shareholder Information

A limited trading market has developed in the Company's common stock which is quoted on the NASDAQ (National Association of Securities Dealers Automated Quotation) National Market System under the symbol "FGHC." Set forth below are the high and low sales prices of the Company's common stock for each full quarterly period since October 2000. Such prices reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.
Quarterly Period	High	Low
October 1 - December 31, 2000	$4.5	$3.63
January 1 - March 31, 2001	4.36	3.64
April 1 - June 30, 2001	6.24	3.40
July 1 - September 30, 2001	5.20	3.85
October 1 - December 31, 2001	4.25	3.66
January 1 - March 31, 2002	4.20	3.07
April 1 - June 30, 2002	4.25	2.50
July 1 - September 30, 2002	4.99	3.06

At November 15, 2002, the Company had 388 shareholders of record. The Company paid cash dividends of $0.05 per share in March 2002 and has declared a $0.05 per share dividend to shareholders of record as of November 15, 2002 payable November 30, 2002. The primary source of funds available to the Company is the payment of dividends by the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulators. Approximately $2,000,000 was available to be paid as dividends by the Bank to the Company at September 30, 2002 upon regulatory approval.

OFFICES
1703 Gloucester Street Brunswick, Georgia 31520 912-267-7283	4510 Altama Avenue Brunswick, Georgia 31520 912-267-0010
2461 Demere Road St. Simons Island, Georgia 31522 912-638-7118	109 Scranton Connector Brunswick, Georgia 31525 912-262-0936
2001 Commercial Drive South Brunswick, Georgia 31525 912-262-1500	1010 Plant Avenue Waycross, Georgia 31501 912-287-2265
OTHER INFORMATION
Transfer Agent: First Georgia Bank 1703 Gloucester Street Brunswick, Georgia 31520	Independent Auditors: Deloitte & Touche LLP Suite 2801, Independent Square One Independent Drive Jacksonville, Florida 32202
Legal Counsel: James A. Bishop Suite 40 First Federal Plaza Brunswick, Georgia 31520	Special Counsel: Powell, Goldstein, Frazer & Murphy Sixteenth Floor 191 Peachtree Street, N.E. Atlanta, Georgia 30303
DIRECTORS AND OFFICERS FIRST GEORGIA HOLDING, INC.
OFFICERS
HENRY S. BISHOP Chairman and President, Chief Executive Officer	G. FRED COOLIDGE III Secretary and Treasurer	WENDI O'CONNOR Assistant Secretary and Assistant Treasurer
DIRECTORS
HENRY S. BISHOP Chairman of the Board, President First Georgia Bank	B.W. BOWIE Retired Senior Vice President, General Manager, and Director Federal Paper Board Company	WILLIAM B. STEMBLER Owner, Georgia Theater Company
TERRY DRIGGERS President, Driggers Construction Company	ROY K. HODNETT President, T.H.E. Island Group, T.H.E. Hotel Group, and T.H.E. Island Inn	E. RAYMOND MOCK Owner, Piggly Wiggly food stores St. Simons and Nahunta, GA
JAMES D. MOORE President, J.D. Moore, Inc.		D. LAMONT SHELL President, Glynn Electric
FIRST GEORGIA BANK, BRUNSWICK
HENRY S. BISHOP Chairman, President, and CEO	G. FRED COOLIDGE Executive Vice President, COO	MEL BAXTER Senior Vice President
JUDY DIXON Vice President	WENDI O'CONNOR Assistant Vice President	LAURA FRIEND Vice President
MARK WESTBERRY Senior Vice President	CATHERINE BOYNE Assistant Vice President	DIANE SHARPE Vice President
GEORGE MCMANUS Assistant Vice President	JODI TODD Assistant Vice President	APRIL JONES Assistant Vice President
TAMMY FLOWERS Assistant Vice President	MEME HULSEY Assistant Vice President	LAURA LEE Assistant Vice President
ANGIE FERRA Assistant Vice President	JAN WILDSMITH Assistant Vice President	RITA BOATRIGHT Assistant Vice President
ANN GARLAND Assistant Vice President	JOE RICCIO Assistant Vice President	JAMES C. DAVIS Assistant Vice President
FIRST GEORGIA BANK, ALTAMA
ELZIE JACOBS Vice President	APRIL BECK Assistant Vice President

FIRST GEORGIA BANK, ST. SIMONS ISLAND
CHAD KIDWELL Senior Vice President	SUSAN USSERY Vice President	FELICIA SALTER Assistant Vice President
FIRST GEORGIA BANK , COLONIAL MALL
MERLENE BURGESS Vice President	DONNA GIBBS Assistant Vice President
FIRST GEORGIA BANK, NORTH BRUNSWICK
FRED ALEXANDER Vice President	CHINITA DAVIS Assistant Vice President
FIRST GEORGIA BANK, WAYCROSS
PAM TAYLOR Vice President	LINDA WALKER Assistant Vice President

EXHIBIT 23

Consent of Deloitte & Touche LLP

Certified Public Accountants

INDEPENDENT AUDITORS' CONSENT

The Board of Directors

First Georgia Holding, Inc.

We consent to the incorporation by reference in Registration Statements (N0.33-62245 and No. 33-62249) of First Georgia Holding, Inc. on Form S-8 of our report dated November 22, 2002, appearing in and incorporated by reference in this Annual Report on

Form 10-KSB of First Georgia Holding, Inc. for the year ended September 30, 2002.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Jacksonville, Florida

December 27, 2002

Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that this Annual Report on Form 10-KSB for the year ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

This 16th day of December, 2002.

/s/ Henry S. Bishop

Chief Executive Officer

/s/ G.F. Coolidge III

Chief Financial Officer