Form 10QSB
period 2002-12-31
FIRST GEORGIA HOLDING INC
filed 2003-02-14
CIK 826491

FORM 10-QSB

U. S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2002

[ ] TRANSITIONS REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1943.

For the transition period from ___________ to _________

Commission file number 0-16657

FIRST GEORGIA HOLDING, INC.
Georgia	58-1781773
(State or other jurisdiction or incorporation or organization)	(IRS Employer Identification No.)

1703 Gloucester Street

Brunswick, Georgia 31520

(Issuer's Address)

(912) 267-7283

(Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No______

Number of shares of Common Stock outstanding as of December 31, 2002

7,751,712

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements. The consolidated financial statements of First Georgia Holding, Inc. filed as part of this report are as follows:

Consolidated Balance Sheets as of December 31, 2002 and September 30, 2002	3

Consolidated Statements of Operations for the Three Months Ended December 31, 2002 and 2001	4

Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2002 and 2001	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operations	7

Item 3. Controls and Procedures	15
PART II

Item 6. Exhibits and Reports on Form 8-K	15

FIRST GEORGIA HOLDING, INC
CONSOLIDATED BALANCE SHEETS
(unaudited)

	December 31,	September 30,
Assets	2002	2002
Cash and cash equivalents:
Cash and due from banks	$ 6,513,944	$ 7,704,464
Federal funds sold	-	3,975,000
Interest bearing deposits in other banks	259,606	166,850
Total cash and cash equivalents	6,773,550	11,846,314
Investment securities held to maturity, fair value approximately $27,752,000 and $26,530,000 at December 31, 2002 and September 30, 2002, respectively	27,250,470	25,851,519
Loans receivable, net of allowance for loan loss of approximately $2,990,000 and $2,240,000 at December 31, 2002 and September 30, 2002, respectively	213,628,224	212,869,728
Real estate owned	497.190	578,913
Federal Home Loan Bank stock, at cost	1,025,900	1,025,900
Premises and equipment, net	5,292,908	5,329,773
Accrued interest receivable	1,207,535	1,172,251
Intangible assets, net	382,490	406,397
Deferred income taxes, net	901,526	585,421
Other assets	1,084,547	1,206,529

Total Assets	$ 258,044,340	$ 260,872,745

Liabilities and Stockholders' Equity

Liabilities:
Deposits	$ 224,869,555	$ 225,977,853
Federal Home Loan Bank advances	5,500,000	11,000,000
Other borrowed funds	6,056,000	2,000,000
Accrued interest payable	378,469	375,206
Obligations under capital lease	144,217	150,260
Accrued expenses and other liabilities	566,745	450,999
Total liabilities	237,514,986	239,954,318

Stockholders' Equity:

Common stock, $1 par value; 10,000,000 shares authorized; 7,751,712 shares issued and outstanding	7,751,712	7,751,712
Additional paid-in capital	427,931	427,931
Retained earnings	12,349,711	12,738,784
Total stockholders' equity	20,529,354	20,918,427

Total Liabilities and Stockholders' Equity	$ 258,044,340	$ 260,872,745

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
	Three Months Ended December 31,
	2002	2001
Interest income:
Loans	$ 3,443,962	$ 3,634,269
Federal funds sold	-	12,234
Investments	412,359	543,936
Other	6,932	452
Total interest income	3,863,253	4,190,891

Interest expense:
Deposits	1,433,965	2,070,665
FHLB advances and other borrowings	84,646	79,162
Total interest expense	1,518,611	2,149,827

Net interest income	2,344,642	2,041,064
Provision for loan losses	780,000	30,000
Net interest income after provision for loan losses	1,564,642	2,011,064

Other income:
Loan fees	139,441	151,595
Deposit service charges	712,993	598,851
Other operating income	109,392	72,444
Total other income	961,826	822,890

Other expenses:
Salaries and employee benefits	1,226,356	1,172,770
Net occupancy expense	442,336	444,503
Amortization of intangibles	23,907	23,907
Federal insurance premiums	9,310	26,018
Loss on sale of real estate owned	27,022	-
Other operating expenses	807,303	628,722
Total other expenses	2,536,234	2,295,920

Income (loss) before income taxes	(9,766)	538,034
Income tax (benefit) expense	(8,278)	202,528

Net income	$ (1,488)	$ 335,506

Income per share of common stock:
Basic	$ 0.00	$ 0.04
Diluted	$ 0.00	$ 0.04

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC. CONOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Three Months Ended December 31,
	2002	2001
OPERATING ACTIVITIES:
Net income (loss)	$ (1,488)	$ 335,506
Adjustments to reconcile net income (loss) to net cash provided by operations:
Provision for loan losses	780,000	30,000
Depreciation and amortization	168,407	191,214
Deferred income taxes	(316,106)	-
Accretion of discounts on investments, net	(57,071)	(147,353)
Amortization of intangibles	23,907	23,907
Amortization of deferred loan fees	19,670	9,532
Loss on sale of real estate owned	27,022	-
(Increase) decrease in accrued interest receivable	(35,284)	36,051
Decrease in other assets	121,982	1,139,988
Increase (decrease) in accrued interest payable	3,263	(59,875)
Increase (decrease) in accrued expenses and liabilities	115,746	(282,948)

Net cash provided by operating activities	850,048	1,276,022

INVESTING ACTIVITIES:
Principal payments received on mortgage-backed securities	411,587	297,541
Maturities of investment securities held to maturity	-	428,000
Purchase of investment securities held to maturity	(1,753,467)	(2,170,820)
Loan originations, net of principal repayments	(1,635,660)	(7,299,662)
Purchase of premises and equipment	(131,542)	(94,989)
Proceeds from the sale of real estate owned	132,196	-

Net cash used in investing activities	(2,976,886)	(8,839,930)

FINANCING ACTIVITIES:
Net decrease in deposits	(1,108,298)	(7,907,647)
Net increase in Federal funds purchased	4,056,000	3,268,925
Proceeds from FHLB advances	4,000,000	-
Principal payments on obligations under capital lease	(6,043)	(5,472)
Repayments of FHLB advances	(9,500,000)	-
Dividends	(387,585)	-

Net cash used in financing activities	(2,945,926)	(4,644,194)

Net decrease in cash and cash equivalents	(5,072,764)	(12,208,102)
Cash and cash equivalents at beginning of quarter	11,846,314	19,951,313

Cash and cash equivalents at end of quarter	$ 6,773,550	$ 7,743,211

Supplemental disclosure of cash paid during the period for:
Interest	$ 1,515,348	$ 2,149,827

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$ 107,600	$ 212,469
Sale of real estate owned financed by bank	43,000	-

See accompanying notes to consolidated financial statements.

FIRST GEORGIA HOLDING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of First Georgia Holding, Inc. (the "Company") as of December 31, 2002 and September 30, 2002. Also included are the results of its operations and changes in financial position for the three months ended December 31, 2002 and 2001. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The consolidated financial statements include the accounts of the Company and its subsidiary, First Georgia Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report to Shareholders, incorporated by reference into the Company's Form 10-KSB for the year ended September 30, 2002.

(2) EARNINGS PER SHARE

Earnings per share were calculated using the weighted-average number of shares outstanding for the period. The diluted earnings per share takes into consideration the assumed increase in shares from the conversion of stock options as well.
	Three Month Period Ended December 31,
	2002	2001
Weighted average number of common shares outstanding - Basic	7,751,712	7,713,733

Incremental shares from the assumed conversion of stock options	-	19,578

Total - Diluted	7,751,712	7,733,311

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

For the three months ended December 31, 2002 and 2001, 300,000 and 360,000 stock options, respectively, were excluded from the computation of diluted earnings per share due to their anti-dilutive effect.

(3) ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses are summarized as follows:
	Three Months Ended December 31, 2002	Year Ended September 30, 2002

Beginning Balance	$ 2,240,312	$ 2,414,477
Provision charged to operations	780,000	120,000
Charge-offs	(71,753)	(768,476)
Recoveries	41,393	474,311
Balance, end of period	$ 2,989,952	$ 2,240,312

(4) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and requires that the amount recorded as a liability be capitalized by increasing the carrying amount of the related long-lived assets. Subsequent to initial measurement, the liability is accreted to the ultimate amount anticipated to be paid, and is also adjusted for revisions to the timing or amount of estimated cash flows. The capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is required to be adopted for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company's adoption of SFAS No, 143 on October 1, 2002 did not have an effect on the Company's consolidated financial position and results of operations.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148") was issued. This Statement amends SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. Is also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to Statement 123 shall be effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Early application is encouraged. The Company is currently assessing the amendments to Statement 123 as they relate to voluntary changes to the fair value-based method of accounting for stock-based employee compensation. The amendments to Opinion 28 will be adopted for the Company's quarter ending March 31, 2003.

(5) SUBSEQUENT EVENTS

On January 22, 2003, the Company signed an agreement to merge with United Community Banks, Inc. The proposed acquisition is subject to appropriate shareholder and regulatory approvals. The Company's subsidiary, First Georgia Bank, will merge into United's Georgia banking subsidiary, United Community Bank.

On October 21, 2002, the Company's Board of Directors approved a change in fiscal year end from September 30 to December 31. However, due to the pending merger agreement between United Community Bank, Inc. and the Company, the Board of Directors decided a change was not necessary. Therefore, on January 22, 2003, the Company's Board of Directors approved a change in fiscal year from December 31 to September 30.

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

LIQUIDITY

First Georgia Bank (the "Bank") has traditionally maintained levels of liquidity above levels required by regulatory authorities. As a member of the Federal Home Loan Bank System, the Bank is required to maintain a daily average balance of cash and eligible liquidity investments equal to a monthly average of 5% of withdrawable savings and short-term borrowings. The Bank's liquidity level was 10.05% and 12.88% at December 31, 2002 and September 30, 2002, respectively.

The Bank's operational needs, demand for loan disbursements, and savings withdrawals can be met by loan principal and interest payments, new deposits, and excess liquid assets. While significant loan demand, deposit withdrawal, increased delinquencies, and increased foreclosed property could alter this condition, the Bank has sufficient borrowing capacity through Federal Home Loan Bank advances and other short-term borrowings to manage such an occurrence. Management does not foresee any liquidity problems for fiscal 2003.

CAPITAL RESOURCES

The following is reconciliation at December 31, 2002 of the Bank's equity capital to regulatory capital, under generally accepted accounting principles:
First Georgia Holding, Inc.
Stockholder's Equity	$ 20,529,000

Less:
Intangible assets	382,000
Total Tier 1 Capital	20,147,000

Plus:
Qualifying Portion of allowance for loan loss	2,445,000
Total Risk-Based Capital	$ 22,592,000

Current regulations require institutions to keep minimum regulatory tier 1 capital equal to 4.0% of risk-weighted assets, minimum tier 1 capital to average assets of 4% (the leverage ratio), and total risk-based capital to risk-adjusted assets of 8%. At December 31, 2002, the Bank met all three capital requirements.

The Bank's regulatory capital and the required minimum amounts at December 31, 2002 are summarized as follows:
			Required Minimum
	Capital		Amount		Excess (Deficiency)
	%	$	%	$	%	$
Total Risk-based capital	11.58%	$22,592,000	8.00%	$15,609,000	3.58%	$ 6,983,000

Tier 1 Risk-based capital	10.33%	20,147,000	4.00%	7,805,000	6.33%	12,342,000

Leverage Ratio	7.81%	20,147,000	4.00%	10,313,000	3.81%	9,834,000

The Federal Deposit Insurance Corporation Improvement Act (FDICIA) requires Federal banking agencies to take "prompt corrective action" in respect to institutions that do not meet minimum capital requirements. Along with the ratios described above, FDICIA also introduced an additional capital measurement, the Tier 1 risk-based capital ratio. The Tier 1 ratio is the ratio of Tier 1 or core capital to total risk-adjusted assets. FDICIA establishes five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The regulators summarize their minimum requirements for the five capital tiers established by the FDICIA as follows:

	Total Risk-Based Capital Ratio	Tier I Risk-Based Capital Ratio	Leverage Ratio
Well Capitalized	10% or above	6% or above	5% or above
Adequately Capitalized	8% or above	4% or above	4% or above
Undercapitalized	Less than 8%	Less than 4%	Less than 4%
Significantly Undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically Undercapitalized	-	-	2% or less

An institution may be deemed to be in a capitalization category lower than is indicated by its capital position based on safety and soundness considerations other than capital levels.

At December 31, 2002, the Company's total risk-based ratio, tier 1 risk-based ratio and leverage ratio was 11.58%, 10.33% and 7.81%, respectively, placing the Company in the well-capitalized category under FDICIA for each ratio.

RESULTS OF OPERATIONS

INTEREST INCOME

Interest income on loans decreased $190,307, or 5.24%, for the three-month period ended December 31, 2002 as compared to the same period in 2001. This decrease is directly related to the decrease in interest rates as compared to the same period last year. Interest on Federal funds sold decreased $12,324 for the quarter or 100.00% as compared to the same period in 2001. Increased loan demand and increased investment balances during the quarter, combined with a decrease in average deposit balances caused the Bank to borrow overnight Federal funds periodically during the quarter instead of selling on a regular basis as was the case in the previous year. The Bank continues to offer a variety of deposit products, such as free checking, which have been favorably accepted in the marketplace. Interest on investments decreased $131,577 or 24.19% for the quarter as compared to the same period in 2001. Although the Bank has increased its position in mortgage-backed securities (approximately $1.6 million at December 31, 2002 as compared to the same period in 2001), interest earned on investments decreased due to decreased average balances during the three-month period.

INTEREST EXPENSE

Interest on deposits decreased $636,700 or 30.75% for the quarter ended December 31, 2002 as compared to the same period in 2001. This decrease is primarily attributable to decreased interest rates paid on interest bearing deposits. The Bank lowered interest rates being offered on certificates of deposits as compared to the same period last year. Although average deposit balances have continued to increase, the mix of deposits has changed significantly resulting in decreased interest expense. The market in which the Bank operates remains conducive to deposit growth, and the Bank has positioned its deposit products to take full advantage of the area's deposit growth. Interest on FHLB advances and other borrowings increased $5,484 or 6.93% for the quarter ended December 31, 2002 as compared to same period in 2001. The increase primarily is related to a $2.0 million increase in Federal Home Loan Bank advances as compared to the same period in the prior year.

NET INTEREST INCOME

Net interest income for the quarter ended December 31, 2002 increased $303,578 or 14.87% when compared to the same period in 2001. This increase is primarily attributable to the $636,700 decrease in interest expense paid on deposits.

PROVISION FOR LOAN LOSSES

The provision for loan losses for the three-month period ended December 31, 2002 totaled $780,000. The loan loss provision increased $750,000 during the quarter ended December 31, 2002 as compared to the quarter ended December 31, 2001. During the three-month period ended December 31, 2002 management became aware of two borrowers who began to encounter financial difficulties that have affected their ability to repay the loans. Specific allowances increased approximately $411,000 from September 30, 2002 as result of an increase in impaired loans specifically related to the two borrowers who filed for bankruptcy during the period ended December 31, 2002. The increase in the provision for the quarter results from increases in the loan portfolio coupled those additional factors.

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

The Bank has made significant progress in resolving loan problems related to fiscal year 2000. Of the total allowance at December 31, 2002, approximately 7.91% or $378,000 relates to loans originated by the particular loan officer. The Bank has recovered approximately $116,000 of the $1.4 million charged-off in fiscal year 2000. Management has taken additional precautions since that time to ensure that all loans are properly collateralized. The Company engaged an outside firm to conduct quarterly loan reviews of the loan portfolio in order to assist in identifying all loans originated by the particular loan officer and as a preventative measure to ensure timely recognition of under collateralized loans. The quarterly review process includes all loans, regardless of principal amount. The Company also hired a credit analyst to review and provide recommendations on larger loan applications.

See "Allowance for Loan Losses" herein for a discussion of all factors considered in determining the provision for loan losses.

Net interest income after the provision for loan losses for the quarter ended December 31, 2002 decreased $446,422 or 22.20% from the same period in the prior year. The decrease is directly related to the increase in provision for loan losses.

OTHER INCOME

Other income for the quarter increased $139,128 or 16.91% from the same quarter in the previous year. Loan fees decreased $12,154, or 8.02% as compared to the same period in 2001. The decrease is attributable an approximate $12,000 decrease in late fees earned on loans. Deposit service charges increased $114,142 or 19.06% for the quarter ended December 31, 2002. The increase is directly related to increased fee income, such as service charges and insufficient funds fees. During the quarter ended December 31, 2002, the Bank began offering a new overdraft protection service, "Bounce Protection" to deposit account customers. This product has significantly increased the non-sufficient fees earned. Other operating income increased $36,948 or 51% for the three-months ended December 31, 2002 as compared to the same period in the prior year. The increase is primarily a result of an increase in ATM fees of approximately $27,000 coupled with an approximate $3,000 increase in check printing fees earned.

OTHER EXPENSES

Other expenses for the quarter ended December 31, 2002 increased $240,314 or 10.48%, over the quarter ended December 31, 2001. Salaries and employee benefits increased $53,586, or 4.57% for the three-month period ending December 31, 2002 over the same period in the prior year. The increase in salary and employee benefits is attributable to annual salary increases and additional employees hired. Net occupancy expense decreased $2,167 or 0.49% in the quarter ended December 31, 2002 over the same period last year. Other operating expenses increased $178,608 or 28.41% for the three-month period ended December 31, 2002 as compared to the same period in 2001. This increase results from an approximate $5,000 increase in small fixtures; an approximate $9,000 increase in data processing services related to internet monitoring services; an approximate $7,000 increase in charitable contributions; a $35,000 increase in travel and lodging expenses resulting from costs associated with the travel by upper level management related to the recently announced merger; an approximate $25,000 increase in postage resulting from increase postage rates coupled with increased volume; a $25,000 increase in advertising related to the roll out of the new "Bounce Protection" product; a $20,000 increase in consulting fees also related to the merger; and an approximate $40,000 increase in audit related fees.

PROVISION FOR INCOME TAXES

The provision for income taxes was a benefit of $8,278 for the three-month period ended December 31, 2002 compared to an expense of $202,528 for the comparable period in 2001. The decrease in the provision is directly related to the decrease in income before income taxes as compared to the same period in 2001.

FINANCIAL CONDITION

ASSETS

Cash and cash equivalents decreased $5,072,764 or 42.82%, over the three-month period ended December 31, 2002. With the decrease in transaction deposit accounts offset by increased loan demand, the Bank has maintained lower cash and cash equivalents balances. Included in cash equivalents is a decrease of $3,975,000 in Federal funds sold during the three-month period. Because loan volume has increased, the Bank has had less cash available and has not been able to sell federal funds on a nightly basis. Investment balances increased $1,398,951 or 5.41%, for the three months ended December 31, 2001. The Bank is investing more of its cash into interest earning assets. Premises and equipment decreased $36,865 or 0.69%. The decrease results primarily from $168,407 depreciation expense during the three-month period offset by $131,542 in purchases. Other assets decreased $121,982 or 10.11% during the three-month period ended December 31, 2002. The decrease is primarily related to a $112,750 decrease in the federal income tax receivable account along with a $15,819 decrease in prepaid expenses. Real estate owned balances decreased $81,723 or 14.12% over the three-month period. This decrease is related to the sale of real estate held by the Bank. Accrued interest receivable increased $35,284 or 3.01% as a result of increased loan balances.

Loans receivable increased $758,496 or 0.36% during the three months ended December 31, 2002. The allowance for loan losses increased from $2,240,312 at September 30, 2002 to $2,989,952 at December 31, 2002. The Bank's loan portfolio at December 31, 2002 and September 30, 2002 are summarized as follows:

LOANS RECEIVABLE

	December 31, 2002	September 30, 2002
Real estate mortgage loans	$ 153,564,046	$ 153,885,801
Real estate construction loans	33,389,476	29,567,026
Consumer loans	16,906,276	16,841,699
Commercial and other loans	12,862,721	14,941,148
	216,722,519	215,235,674
Less:
Deferred loan fees	(98,701)	(118,371)
Unearned interest income	(5,642)	(7,263)
Allowance for loan losses	(2,989,952)	(2,240,312)
	$ 213,628,224	$ 212,869,728

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

Summary

The various methodologies included in this analysis take into consideration the historic loan losses and specific allowances. The analysis of the allowance indicated a historical allocation, adjusted for qualitative factors, of approximately $1.8 million and a specific allowance of $1,067,000 at December 31, 2002. The historical allocation increased approximately $295,000 from fiscal year-end, primarily as a result of the increase in loans. Net charge-offs to average loans outstanding decreased to 0.01% at December 31, 2002 compared to .15% at September 30, 2002. The Bank has been successful in recovering loans that were charged-off related to events that occurred in fiscal year 2000 involving a particular loan officer. (See "Provision for Loan Losses" herein). Additionally, in determining the general allowance, management considered improvements in Georgia economic indicators such as unemployment rates and economic growth rates. Non-accrual loans are examined on an individual basis to determine the appropriate action. Non-accrual loans decreased approximately $2,061,000 due in part to a system change that allows the Bank to better account for the loans that are in bankruptcy status, but are continuing to be paid post-petition current. Previously the Bank included all of those types of loans as non-accrual. Specific allowances increased approximately $411,000 from September 30, 2002 as result of an increase in impaired loans specifically related to two borrowers who have filed for bankruptcy during the period ended December 31, 2002. The allowance for loan losses increased $749,640 or 33.46% to $2,989,952 at December 31, 2002. The ratio of the allowance for loan losses to total loans was 1.38% at December 31, 2002 compared to 1.04% at September 30, 2002.

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

ANALYSIS OF NON-ACCRUING AND PAST DUE LOANS

	December 31, 2002	September 30, 2002
Non-accruing Loans (1)
Construction	$ 341,771	$ 518,675
First Mortgage	1,199,803	2,861,019
Second Mortgage	952,113	1,171,226
Consumer	922,402	926,446
Total non-accruing loans	3,416,089	5,477,366

Past Due Loans (2)
Real Estate	-	-
Construction	-	-
Mortgage	-	-
Consumer	-	-
Total past due loans	-	-

Total non-accruing and past due loans	$ 3,416,089	$ 5,477,366

Percentage of total loans	1.58%	2.54%

Real estate acquired through foreclosure	$ 497,190	$ 587,913

Total non-accruing, past due loans, and non-performing assets	$ 3,913,279	$ 6,065,279

(1) Non-Accruing loans are loans for which unpaid interest is not recognized into income.

(2) Past due loans are 90 days or more delinquent for which interest is still accruing.
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES

	Three Months Ended December 31, 2002	Year Ended September 30, 2002
Beginning balance	$2,240,312	$2,414,477
Loans charged-off:
Real estate construction	-	-
Real estate mortgage	20,230	365,713
Consumer and other	51,523	402,763
Total charge-offs	71,753	768,476

Recoveries:
Real estate construction	-	-
Real estate mortgage	13,494	282,745
Consumer and other	27,899	191,566
Total recoveries	41,393	474,311

Net charge-offs	30,360	294,165

Provision charged to operations	780,000	120,000

Balance at end of period	$2,989,952	$2,240,312

Ratio of net charge-offs to loans outstanding	0.01%	0.15%

LIABILITIES

Deposits have decreased $1,108,289, or 0.49%, for the three-month period ended December 31, 2002. This decrease is primarily the result of a decrease in certificate of deposit accounts. First Georgia has continued to be successful in its efforts to obtain new deposit business. However, due to a declining economy and falling interest rates the Bank has lowered the interest rates paid on CD's. Accrued expenses and other liabilities increased $115,746 or 25.66% for the three months ended December 31, 2002. This increase is attributable to an approximate $195,000 increase in federal income tax payable and an approximate $36,000 increase in accrued audit fees as a result of increased audit work related to the proposed merger offset by an approximate $95,000 decrease accrued expenses, primarily attributable to the payment of annual bonuses to employees during the quarter ended December 31, 2002.

ITEM 3. CONTROLS AND PROCEDURES

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits.

A.	Exhibit 1. Certification Pursuant to 18 U.S.C. Section 1350
B.	Reports on Form 8-K

Form 8-K dated January 27, 2003 reporting a change in fiscal year end from December to September.

Form 8-K dated January 27, 2003 reporting a news release related to Registrant signing merger agreement with United Community Banks, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2003

By: /s/ Fred Coolidge III

Secretary and Treasurer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, G. F. Coolidge III, Chief Executive Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of First Georgia Holding, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

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

5.

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003 /s/ G. F. Coolidge III Chief Financial Officer

Certification Pursuant to 18 U.S.C. Section 1350 as Adopted

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Henry S. Bishop, Chief Financial Officer, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of First Georgia Holding, Inc.;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

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

5.

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

6.

The registrant's other certifying officers and I have indicated in this quarterly report if there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003 /s/ Henry S. Bishop Chief Executive Officer

Exhibit 99.1

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

This 14th day of February, 2003.

/s/ Henry S. Bishop
Chief Executive Officer

/s/ G. Fred Coolidge, III
Chief Operating Officer